Form 10-K405
METROPOLITAN REALTY CORP
filed 1995-03-31
CIK 811516

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1994

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _______________ to _______________


                           Commission File No. 1-9450

                        METROPOLITAN REALTY CORPORATION
             (Exact name of registrant as specified in its charter)

        Michigan                                        38-2724893
(State of incorporation)                   (I.R.S. Employer Identification No.)

                            Suite 748, 535 Griswold
                            Detroit, Michigan 48226
                    (Address of principal executive offices)

              Registrant's Telephone Number, including area code:
                                 (313) 961-5552

          Securities registered pursuant to Section 12(b) of the Act:

Title of Class                        Name of each exchange on which registered
--------------                        -----------------------------------------
Common Stock                                            American Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                     None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES __X__     NO _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K.

                             YES _____     NO __X__

The aggregate market value of the Registrant's voting stock held by non-affiliates as of March 22, 1995 was $10,087,956. The number of shares outstanding of the Registrant's common stock as of March 22, 1995 was 4,532,169.

The following document (or portions thereof) has been incorporated by reference in Part III of this Form 10-K: The Company's proxy statement, to be filed with the Securities and Exchange Commission and to be distributed to the Company's shareholders in connection with the Company's 1995 Annual Meeting of Shareholders to be held on June 8, 1995.

                        METROPOLITAN REALTY CORPORATION

                      INDEX TO ANNUAL REPORT ON FORM 10-K
                 (For the Fiscal Year Ended December 31, 1994)

                                                                           Page

PART I
         ITEM 1.   BUSINESS................................................   1
         ITEM 2.   PROPERTIES..............................................   2
         ITEM 3.   LEGAL PROCEEDINGS.......................................   2
         ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....   2

PART II
         ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
                   RELATED STOCKHOLDER MATTERS.............................   2
         ITEM 6.   SELECTED FINANCIAL DATA.................................   3
         ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS.....................   4
         ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA*<F1>........   9
         ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURE.....................   9

PART III
         ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......   9
         ITEM 11.  EXECUTIVE COMPENSATION..................................   9
         ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                   AND MANAGEMENT..........................................   9
         ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........   9

PART IV
         ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                   ON FORM 8-K.............................................  10

<F1>
* The Company's financial statements are set forth in the separate financial section which follows page 13 of this Form 10-K and begins on page F-1.

                                     PART I

ITEM 1. BUSINESS.

         Metropolitan Realty Corporation (the "Company") is a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Tax Code"). The Company was incorporated under Michigan law on November 13, 1986. In November 1988, the Company issued 4,512,169 shares of common stock in an initial public offering and received net proceeds of $43,200,851.

         As a REIT, the Company is required to invest most of its assets in real estate assets, cash and government securities. The Company intends to invest substantially all of its assets in mortgage loans to real estate projects located in southeastern Michigan in the counties of Wayne and Macomb. At December 31, 1994, the Company's total mortgage loan portfolio is invested 74% in projects located in the City of Detroit, 11% in projects located in the County of Macomb, and 15% in projects located in the County of Wayne outside of the City of Detroit.

         The Company's mortgage loans include financing for industrial and mixed-use facilities, office buildings, and retail and residential centers. The Company has favored investments that will provide a competitive return and permanent financing for projects which were constructed with union labor. All mortgage loans to date are collateralized by a first lien on real property. At December 31, 1994, the Company's largest loan approximates 10% of its total assets and the carrying value of all mortgage loans approximates 62% of its total assets.

         Funds that have not yet been invested in mortgage loans are primarily invested in marketable mortgage-backed securities until needed for the Company's operations or investments in mortgage loans. As of December 31, 1994, approximately 26% of the Company's net assets remained invested in marketable mortgage-backed securities. The Company believes that its mortgage loans and marketable mortgage-backed securities will provide a competitive economic return to its shareholders while protecting their capital.

         The Company continues to evaluate real estate projects and intends to liquidate its remaining marketable securities to make additional mortgage loans to qualified projects located in southeastern Michigan. Although the Company has competed and is competing with financial institutions such as banks, insurance companies, savings and loan associations, mortgage bankers, pension funds and other real estate investment vehicles with investment objectives similar to those of the Company, the Company believes it has targeted a market niche which is underserved.

         During 1994, the Company had one full-time administrative employee. The day-to-day operations of the Company are administered by the Executive Vice President who serves on a part- time basis under the direction of the President and the Executive Committee. Members of the Board of Directors serve without pay as officers and committee members and devote a considerable amount of time to the administration and operations of the Company.

ITEM 2. PROPERTIES.

         The Company's executive offices are located at Suite 748, 535 Griswold, Detroit, Michigan 48226. The Company rents this office space under a month-to-month lease which provides for a monthly rental of approximately $1,426, which is comparable to prevailing rentals for similar facilities. The Company's offices are suitable and adequate for the current operations of the Company.

ITEM 3. LEGAL PROCEEDINGS.

         There are no material legal proceedings pending or, to the knowledge of the Company, threatened, to which the Company is a party or by which its property may be bound.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the Company's shareholders since the Annual Meeting of Shareholders held June 10, 1994.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS.

         The Company's common stock is traded on the American Stock Exchange (the "Exchange"). The Company is listed for trading on the Exchange under the symbol "MET". The following table sets forth the high and low sales prices on the Exchange and dividends paid per share during each quarter of the years ended December 31, 1994 and 1993:

                                    1994                                               1993
                     -------------------------------------             ---------------------------------------
                                                 Dividends                                           Dividends
                     High           Low             Paid               High            Low              Paid
                     -----          -----          ------              -----           -----           ------
1st Quarter          6-3/8          5-1/8          $ .22                 7               5              $.17
2nd Quarter          5-7/8          5-5/8            .12               6-3/8           5-5/8             .14
3rd Quarter            6            5-3/4            .05               6-3/8           5-3/4             .05
4th Quarter          5-3/4          5-5/8            .24               5-3/4           4-7/8             .18
                                                   -----                                               -----
                                                    $.63                                                $.54

         As of March 15, 1995, 4,532,169 shares of common stock were issued and outstanding and the number of shareholders of record was 53.

         The Company intends to continue to pay cash dividends to shareholders on a quarterly basis in aggregate amounts sufficient to distribute at least 95% of its "real estate investment trust taxable income" in order to maintain its status as a REIT under the Tax Code. The Company will continue to furnish annually to each shareholder a statement setting forth distributions paid during the preceding year and their characterization as ordinary income, return of capital or capital gain.

ITEM 6. SELECTED FINANCIAL DATA.

         The following table sets forth selected financial data as of December 31, 1994, 1993, 1992, 1991 and 1990 and for the years then ended:

                                               1994(1)        1993(2)        1992(3)        1991(4)        1990(4)
Total income............................     $3,858,028     $3,715,985     $3,828,950     $4,135,186     $3,875,373
Net investment income ..................      2,587,550      2,700,898      2,112,662      1,934,853      2,900,490
Net investment income per share ........            .57            .60            .47            .43            .64
Total assets ...........................     41,025,168     41,626,490     41,235,710     42,189,033     43,759,910
Shareholders' equity ...................     40,479,424     41,104,089     40,850,562     41,910,418     43,465,335
Cash dividend per share ................            .63            .54            .70            .77            .685
Return on assets .......................           6.31%          6.49%          5.12%          4.59%          6.63%
Return on equity .......................           6.39%          6.57%          5.18%          4.64%          6.72%
Dividend payout ratio ..................            100%           100%           100%         97.98%           100%
Equity to assets ratio .................          98.67%         98.75%         99.07%         99.34%         99.33%

         (1) Net investment income decreased by approximately 4% from $2,700,898, or $.60 per share, for 1993 to $2,587,550, or $.57 per share, for
1994. The decrease in net investment income from 1993 to 1994 is due principally to a $994,000 increase in the valuation provision for foreclosed property held for sale offset by a $462,000 decrease in the allowance for loan losses, a $278,000 decrease in other operating expenses and $114,000 of income from a loan prepayment penalty. Of the cash dividend of $.63 per share paid in 1994, $.08 was paid from taxable income earned in 1993 and $.55 was paid from taxable income earned in 1994. All dividends paid have been ordinary income to shareholders.

         (2) Net investment income increased by approximately 28% from $2,112,662, or $.47 per share, for 1992 to $2,700,898, or $.60 per share, for
1993. The increase in net investment income from 1992 to 1993 is due principally to a $900,000 decrease in allowance for loan losses expense, offset by the net loss from operations of foreclosed property held for sale of approximately $338,000. Of the cash dividend of $.54 per share paid in 1993, $.03 was paid from taxable income earned in 1992 and $.51 was paid from taxable income earned in 1993.

         (3) Net investment income increased by approximately 9% from $1,934,853, or $.43 per share, for 1991 to $2,112,662, or $.47 per share, for
1992. The increase in net investment income from 1991 to 1992 is due principally to a $440,500 decrease in allowance for loan losses expense, offset by an approximately $306,000 decrease in total income. Of the cash dividend of $.70 per share paid in 1992, $.10 was paid from taxable income earned in 1991 and $.60 was paid from taxable income earned in 1992.

         (4) Taxable income resulting from undistributed earnings for the year ended December 31, 1991 is $72,088. Net investment income decreased by approximately 33% from $2,900,490 or $.64 share, for 1990, to $1,934,853, or
$.43 per share, for 1991. The decrease in net investment income from 1990 to 1991 is due principally to the establishment of a $1,340,500 allowance for loan losses during 1991. Of the cash dividend of $.77 per share paid in 1991, $.10 was paid from taxable income earned in 1990 and $.67 was paid from taxable income earned in 1991. Of the cash dividend of $.685 per share paid in 1990, $.085 was paid from taxable income earned in 1989 and $.60 was paid from taxable income earned in 1990.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

         During fiscal year 1994, one of the Company's mortgage loans with an outstanding principal balance of $3,300,000 matured and was repaid. In addition, one of the Company's mortgage loans with an outstanding principal balance of approximately $1,200,000 was prepaid with prepayment penalties approximating $114,000. The Company's net investment in mortgage loans to real estate projects represented 62% of its assets, or $25,393,979, at December 31, 1994 and 71% of its assets, or $29,587,662, at December 31, 1993. The yields on the Company's outstanding mortgage loans range from 8% to 12.25%. The weighted average yield of earning mortgage loans is 10.58% at December 31, 1994, as compared to 10.33% at December 31, 1993. The weighted average term of outstanding mortgage loans is 9.1 years. At December 31, 1994, the Company had no outstanding loan commitments. The amount of foreclosed property held for sale, net of valuation allowance, represents 2% of the Company's assets, or $900,000, at December 31, 1994 and 5% of its assets, or $1,960,000, at December 31, 1993. The amount of marketable mortgage-backed (Federal National Mortgage Association and Federal Home Loan Mortgage Corporation) securities held by the Company during 1994 averaged $8,164,000 and earned an average yield of 4.6%, as compared to average marketable mortgage-backed security holdings of $8,101,000 which earned an average yield of 5.1% during 1993. The average yield on all performing interest earning assets was 8.9% for the year ended December 31, 1994 and 9.1% for the year ended December 31, 1993.

         Investment income from marketable mortgage-backed securities decreased $51,851 to $370,725 for the year ended December 31, 1994 from $422,576 for the year ended December 31, 1993. Of the decrease, $9,508 was the result of a decrease in the average amount invested in marketable securities and $42,343 was the result of a decrease in the average yield earned.

         Investment income from mortgage loans decreased $40,646 to $3,073,230 for the year ended December 31, 1994 from $3,113,876 for the year ended December 31, 1993. Of the decrease, $210,745 was the result of a decrease in average mortgage loans offset by a $45,326 increase in the stated average yield on all mortgage loans, and a $124,773 increase in interest income from loans which were non-earning at December 31, 1993.

         Operating expenses increased 25% to $1,270,478 for the year ended December 31, 1994 from $1,015,087 for the year ended December 31, 1993. The majority of this increase is due to a $957,717 increase in net loss from foreclosed property held for sale, which was largely attributable to an increase in the provision for valuation allowance, offset by a $461,500 decrease in the allowance for loan losses. Other operating expenses decreased $240,826 to $436,562 for the year ended December 31, 1994 from $677,388 for the year ended December 31, 1993. This decrease is due to a $147,363 reduction in general and administrative expenses, primarily as a result of decreased professional service fees, and a $93,463 reduction in amortization of organization costs, which became fully amortized in 1993.

         Two mortgage loans with net carrying values aggregating $3,709,891 at December 31, 1994, collateralized by shopping centers in Detroit, Michigan and personal guarantees aggregating approximately $498,000, were in default at December 31, 1991 for nonpayment of principal, interest and late charges. The mortgagors are affiliated through a common borrower. In 1991, the Company established a loan loss reserve to reduce the carrying value of these loans to their estimated net realizable value. During 1992, the Company entered into loan modification agreements with these borrowers, pursuant to which the borrowers agreed to bring the loans current by December 31, 1992 and agreed to have the deeds to the properties placed in escrow. The Company also exercised its right to receive rental payments directly from the tenants. All events of default were cured on February 1, 1993 and the loans are now current. The Company continues to exercise its right to receive assigned rents directly from the tenants and the deeds to the properties remain in escrow. Both of these notes are classified as earning at December 31, 1994. An allowance has been provided to reduce the carrying value of these loans to their estimated net realizable value.

         A mortgage loan with a carrying amount of $1,369,349 at December 31, 1994, collateralized by an apartment building located in Detroit, Michigan, was in default at December 31, 1992 for nonpayment of principal, interest and late charges. During 1993, the Company entered into a loan modification agreement with the borrower which cured the events of default. Pursuant to this agreement the interest rate has been reduced, effective April 1, 1993, from 11.125% to 8% through April 1, 1995 and to 9.5% thereafter until maturity. This agreement also deferred payments until November 1993, when monthly installments of interest only commenced and continued through April 1994. Commencing May 1994, varying installments of principal and interest are due monthly until maturity, at which time the remaining unpaid principal and accrued interest is due. This agreement also includes personal guarantees aggregating approximately $570,000 at December 31, 1994. This loan is now current and is classified as earning at December 31, 1994. An allowance has been provided to reduce the carrying amount of the loan to its estimated net realizable value. The Company also has three additional loans, which are carried at an aggregate value of approximately $1.9 million at December 31, 1994, to entities affiliated with this borrower through common ownership which are all current and are classified as mortgage notes, earning at December 31, 1994.

         Management reviews, on a regular basis, factors which may adversely affect its mortgage loans, including occupancy levels, rental rates and property values. It is possible that economic conditions in southeastern Michigan and the nation in general may adversely affect certain of the Company's other loans. The Company believes that the allowance for loan losses of $1,000,000 at December 31, 1994 is adequate to reflect mortgage loans at their estimated net realizable value.

         At December 23, 1992, the Company obtained an apartment building located in Detroit, Michigan through a foreclosure sale. This property was the collateral for a construction loan under which the borrower defaulted during 1992. Under Michigan law, title passed to the Company on June 23, 1993 at the expiration of a six month redemption period. The carrying value of the property was written down to its estimated fair value at the time of foreclosure of $2,100,000, which resulted in a $639,000 writeoff against the allowance for loan losses. The fair value was determined based upon a July 1992 independent appraisal of the property. A valuation allowance of $140,000 was also established at the time of foreclosure for the estimated costs to sell the property. At December 31, 1994, the carrying value of the property has been reduced to $900,000 to reflect an updated property valuation based on the results of the Company's marketing efforts to locate a buyer for the property. The Company intends to continue to actively market this property for sale during 1995.

         During 1994, the Company reached settlements with the guarantors of the foreclosed loan aggregating $320,000. These settlements are payable over four to eight years, with interest rates ranging from non-interest bearing to 7.5%. Income from settlements is recorded as miscellaneous income when received and totalled $43,000 for the year ended December 31, 1994. The property's operating income and expenses from the date of foreclosure are reflected in the statement of operations as net loss from foreclosed property held for sale and total $1,295,416 for the year ended December 31, 1994.

         Net investment income decreased by 4% to $2,587,550, or $.57 per share, for the year ended December 31, 1994 from $2,700,898, or $.60 per share, for the year ended December 31, 1993. The decrease is attributable to a $957,717 increase in net loss from foreclosed property held for sale, offset by a $461,500 reduction in the allowance for loan losses, a $147,363 reduction of general and administrative costs, a $93,463 reduction in amortization of organization costs, and a $142,043 increase in total income.

         Investment income from FNMA marketable securities decreased $245,920 to $422,576 for the year ended December 31, 1993 from $668,496 for the year ended December 31, 1992. Of the decrease, $134,519 was the result of a decrease in the average amount invested in marketable securities and $111,401 was the result of a decrease in the average yield earned.

         Investment income from mortgage loans increased $105,192 to $3,113,876 for the year ended December 31, 1993 from $3,008,684 for the year ended December 31, 1992. Of the increase, $354,411 was the result of an increase in average mortgage loans offset by a $38,918 decrease in the stated average yield on all mortgage loans, a $54,381 decrease in interest income due to property received in foreclosure and a $155,920 decrease in interest income due to the Company's decision to discontinue accruing interest on certain loans.

         Operating expenses decreased 41% to $1,015,087 for the year ended December 31, 1993 from $1,716,288 for the year ended December 31, 1992. The majority of this decrease is due to a $900,000 decrease in the allowance for loan losses offset by a $337,699 net loss from foreclosed property held for sale. Other operating expenses, consisting primarily of general and administrative expenses, decreased $138,900 as a result of decreased professional fees.

         Net investment income increased by approximately 28% to $2,700,898, or $.60 per share, for the year ended December 31, 1993 from $2,112,662, or $.47 per share, for the year ended December 31, 1992. The increase in net investment income from 1992 to 1993 is primarily attributable to a $900,000 decrease in the allowance for loan losses expense offset by a $112,965 decline in total income.

         Investment income from marketable securities decreased $480,229 to $668,496 for the year ended December 31, 1992 from $1,148,725 for the year ended December 31, 1991. Of the decrease, $275,932 was the result of a decrease in the average amount invested in marketable securities and $204,297 was the result of a decrease in the average yield earned.

         Investment income from mortgage loans increased $341,369 to $3,008,684 for the year ended December 31, 1992 from $2,667,315 for the year ended December 31, 1991. Of the increase, $390,501 was the result of an increase in average investment in mortgage loans and $50,074 was the result of an increase in average yield offset by a $99,206 decrease in average yield due to the Company's decision to discontinue accruing interest on loans in default.

         During 1992, the Company increased its allowance for loan losses by $900,000. Operating expenses other than the allowance for loan losses decreased 3.7% from $846,733 for the year ended December 31, 1991 to $816,288 for the year ended December 31, 1992. Operating expenses other than the allowance for loan losses during both 1992 and 1991 consisted primarily of general and administrative expenses.

         Net investment income increased by approximately 9% to $2,112,662, or $.47 per share, for the year ended December 31, 1992 from $1,934,853, or $.43 per share, for the year ended December 31, 1991. The increase in net investment income from 1991 to 1992 was primarily attributable to a $440,500 decrease in the allowance for loan losses expense offset by a $306,236 decline in total income.

         The Company intends to continue to invest its available funds at competitive market rates in mortgage loans to real estate projects located in southeastern Michigan. Cycles in the local and national economy have affected and could continue to affect the Company's ability to invest its remaining funds in mortgage loans and the yields attainable on such investments. Decreases in market interest rates may result in lower returns on future mortgage loans than on the mortgage loans closed to date. The Company expects to have the balance of its available assets fully invested in mortgage loans by the end of 1995.

Liquidity and Capital Resources

         Funds that have not yet been invested in mortgage loans are primarily invested in marketable mortgage-backed securities until needed for the Company's operations or investments in mortgage loans. Income and principal received with respect to the Company's investments in mortgage loans are also invested in marketable mortgage backed securities pending distribution to shareholders in the form of dividends or reinvestment in mortgage loans. At December 31, 1994, the Company had $26,393,979 invested in mortgage loans, $2,034,134 invested in real estate owned, $10,783,048 invested in marketable mortgage-backed securities and approximately $3,298,886 invested in money market funds.

         At December 31, 1994, the Company had no outstanding loan commitments. The Company anticipates that its sources of cash are more than adequate to meet its liquidity needs.

         On March 14, 1995, the Company's Board of Directors announced its preliminary approval for the private placement of asset-backed bonds through a wholly owned subsidiary to be formed. The Company expects to generate proceeds of approximately $50 million. At December 31, 1994, $131,000 of professional fees have been incurred and deferred in connection with this transaction.

         Net cash generated by operating activities during 1994 aggregated $2,957,011 including $3,087,188 in net investment income adjusted for noncash depreciation and amortization expense, the valuation provisions for mortgage loans and foreclosed property held for sale, and amortization of net loan origination fees.

         Net cash provided by investing activities during 1994 aggregated $1,090,650 and consisted primarily of loan repayments and collections of principal from marketable securities offset by loan disbursements and purchases of marketable securities. The Company collected $4,876,191 of loan repayments and net commitment fees and purchased $4,767,232 of marketable securities with the proceeds. Collections of principal from marketable securities totalled $1,093,691. Loan disbursements of $150,000 represent a final disbursement to a current borrower.

         Financing activities in 1994 consisted of dividend payments to shareholders of $2,855,266 which represented $.63 per outstanding share.

         The Company adopted Statement of Financial Accounting Standards
No. 115, "Accounting for Certain Debt and Equity Securities" (SFAS 115), on January 1, 1994. Under SFAS No. 115, marketable securities available for sale are carried at market value and unrealized gains and losses are included in a separate component of shareholders' equity. At December 31, 1994, shareholders' equity includes net unrealized holding losses on marketable securities of $356,949. In accordance with SFAS No. 115, prior period financial statements have not been restated to reflect the change in accounting principle.

         The Financial Accounting Standards Board ("FASB") has issued
Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures about Fair Value of Financial Instruments," and SFAS 114, "Accounting by Creditors for Impairment of a Loan", which was amended by SFAS 118, "Accounting by Creditors for Impairment of Loan Income Recognition and Disclosures". These pronouncements require the disclosure of the fair value of financial instruments along with the valuation method and significant assumptions used, and the measurement of the impairment of a loan based on the present value of expected future cash flows discounted at the loan's effective interest rate, respectively. The FASB requires adoption of these pronouncements in 1995.
Based on current information available, management does not believe these pronouncements will have a significant impact on the Company's financial statements.

         The Company's policy is to declare and pay cash dividends on a quarterly basis. The Company declared and paid dividends aggregating $.63 per share during the year ended December 31, 1994, compared to $.54 per share during the year ended December 31, 1993 and $.70 per share during the year ended December 31, 1992. The Company declared a dividend of $.13 per share of common stock to its shareholders of record on March 21, 1995 which will be paid on March 31, 1995 from the Company's money market funds.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements of the Company, consisting of balance sheet, statement of operations, statement of shareholders' equity, statement of cash flows and the notes to financial statements, are set forth in the separate financial section which begins on page F-1 and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There have been no changes in the Company's independent public accountants during the past two fiscal years and the Company does not disagree with such accountants on any matter of accounting principles, practices or financial statement disclosure.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this Item 10 has been omitted as the Company intends to file with the Securities and Exchange Commission (the "SEC") not later than 120 days after the Company's year ended December 31, 1994, pursuant to Regulation 14A, a proxy statement which will relate to the election of directors and other matters. The information which will be included in such definitive proxy statement under the captions "Election of Directors" and "Executive Officers and Executive Compensation" is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

         The information required by this Item 11 has been omitted as the Company intends to file with the SEC not later than 120 days after the Company's year ended December 31, 1994, pursuant to Regulation 14A, a proxy statement which will relate to the election of directors and other matters. The information which will be included in such definitive proxy statement under the caption "Executive Officers and Executive Compensation" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

         The information required by this Item 12 has been omitted as the Company intends to file with the SEC not later than 120 days after the Company's year ended December 31, 1994, pursuant to Regulation 14A, a proxy statement which will relate to the election of directors and other matters. The information which will be included in such definitive proxy statement under the caption "Principal Shareholders" is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Item 13 has been omitted as the Company intends to file with the SEC not later than 120 days after the Company's year ended December 31, 1994, pursuant to Regulation 14A, a proxy statement which will relate to the election of directors and other matters. The information which will be included in such definitive proxy statement under the caption "Certain Relationships and Related Transactions" is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         a. Documents Filed as part of Report. The following documents are filed as part of this Report.

              1. A list of the financial statements required to be filed as part of this Form 10-K are shown in the "Index to the Financial Statements and Schedule" filed herewith.

              2. The financial statement schedule required to be filed as a part of this Form 10-K is shown in the "Index to the Financial Statements and Schedule" filed herewith.

              3. A list of the exhibits required by Item 601 of the Regulation S-K to be filed as a part of this Form 10-K are shown in the "Index to Exhibits" filed herewith.

         b. Reports on Form 8-K. The Company did not file any reports on Form 8-K during the last quarter of 1994.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: March 25, 1995                   METROPOLITAN REALTY CORPORATION



                                        By: /s/ Jay B. Rising
                                            ----------------------------------
                                            Jay B. Rising, President
                                            (Principal Executive Officer and
                                            Principal Financial Officer)


                                    And By: /s/ Russell P. Flynn
                                            ----------------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                     Title                           Date
      ---------                     -----                           ----

 /s/ Jay B. Rising             Attorney-In-Fact                March 25, 1995
--------------------------
*Jay B. Rising

        *                          Director                    March 25, 1995
--------------------------
Daniel L. Boone

        *                          Director                    March 25, 1995
--------------------------
David M. Diegel

        *                          Director                    March 25, 1995
--------------------------
Wayne S. Doran

        *                          Director                    March 25, 1995
--------------------------
Russell P. Flynn

        *                          Director                    March 25, 1995
--------------------------
David B. Hanson

        *                          Director                    March 25, 1995
--------------------------
Kenneth L. Hollowell

        *                          Director                    March 25, 1995
--------------------------
Robert G. Jackson

        *                          Director                    March 25, 1995
--------------------------
Richard P. Kughn

        *                          Director                    March 25, 1995
--------------------------
F. Thomas Lewand

        *                          Director                    March 25, 1995
--------------------------
Ernest Lofton

        *                          Director                    March 25, 1995
--------------------------
Daniel F. McNamara

        *                          Director                    March 25, 1995
--------------------------
Robert H. Naftaly

        *                          Director                    March 25, 1995
--------------------------
Timothy L. Nichols

                                   Director                    March 25, 1995
--------------------------
Joel A. Schwartz

        *                          Director                    March 25, 1995
--------------------------
Oliver H. Smith

      Signature                     Title                           Date
      ---------                     -----                           ----

        *                          Director                    March 25, 1995
--------------------------
Frank D. Stella

        *                          Director                    March 25, 1995
--------------------------
Marc Stepp

                                   Director                    March 25, 1995
--------------------------
James M. Tervo

        *                          Director                    March 25, 1995
--------------------------
Samuel H. Thomas, Jr.

        *                          Director                    March 25, 1995
--------------------------
R. Douglas Trezise


        *                          Director                    March 25, 1995
--------------------------
Ronald C. Yee

                 INDEX TO THE FINANCIAL STATEMENTS AND SCHEDULE
                                 ____________

                                                                      PAGES

REPORT OF INDEPENDENT ACCOUNTANTS                                      F-2

BALANCE SHEET, DECEMBER 31, 1994 AND 1993                              F-3

STATEMENT OF OPERATIONS FOR THE YEARS ENDED
         DECEMBER 31, 1994, 1993 AND 1992                              F-4

STATEMENT OF SHAREHOLDERS' EQUITY FOR THE YEARS
         ENDED DECEMBER 31, 1994, 1993 AND 1992                        F-5

STATEMENT OF CASH FLOWS FOR THE YEARS ENDED
         DECEMBER 31, 1994, 1993 AND 1992                              F-6

NOTES TO FINANCIAL STATEMENTS                                       F-7 - F-22

FINANCIAL STATEMENT SCHEDULE:

         Schedule II - Valuation and Qualifying Accounts               F-23

                   REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Metropolitan Realty Corporation:

We have audited the financial statements and the financial statement schedule of Metropolitan Realty Corporation listed on page F-1 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metropolitan Realty Corporation as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


Coopers & Lybrand L.L.P.


Detroit, Michigan
March 10, 1995

                        METROPOLITAN REALTY CORPORATION

                    BALANCE SHEET, December 31, 1994 and 1993
                                 ____________


ASSETS                                                                 1994              1993
Cash and cash equivalents ...................................      $  3,529,334      $  2,336,939

Marketable securities .......................................        10,783,048         7,483,013

Mortgage notes receivable:
   Notes, earning ...........................................        26,393,979        28,077,026
   Notes, non-earning .......................................                --         2,972,136
                                                                     26,393,979        31,049,162
   Allowance for loan losses ................................        (1,000,000)       (1,461,500)
                                                                     25,393,979        29,587,662
Real estate owned:
  Foreclosed property held for sale, net of accumulated
    depreciation of $65,866 at December 31, 1994 ............         2,034,134         2,100,000
  Valuation allowance........................................        (1,134,134)         (140,000)
                                                                        900,000         1,960,000

Accrued interest and other receivables.......................           255,724           221,940

Other assets ................................................           163,083            36,936

          Total assets ......................................      $ 41,025,168      $ 41,626,490


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Accounts payable:
    Shareholder .............................................      $      9,036      $      3,857
    Trade ...................................................           175,869           159,254
  Deferred income ...........................................           129,552           147,389
  Deposits from borrowers for property taxes ................           163,452           120,805
  Security deposits .........................................            66,087            63,867
  Other .....................................................             1,748            27,229

          Total liabilities .................................           545,744           522,401

Shareholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares
    authorized; no shares issued and outstanding.............                --                --
  Common stock, $.01 par value; 25,000,000 shares
    authorized; 4,532,169 shares issued and
    outstanding .............................................            45,322            45,322
  Additional paid-in-capital ................................        43,355,529        43,355,529
  Unrealized holding losses on marketable securities
     available for sale .....................................          (356,949)               --
  Distributions in excess of net investment income...........        (2,564,478)       (2,296,762)

          Total shareholders' equity ........................        40,479,424        41,104,089

              Total liabilities and shareholders' equity ....      $ 41,025,168      $ 41,626,490

    The accompanying notes are an integral part of the financial statements.

                        METROPOLITAN REALTY CORPORATION

                            STATEMENT OF OPERATIONS
              for the years ended December 31, 1994, 1993 and 1992
                                 ____________

Income:                                         1994           1993           1992
  Interest income from mortgage notes        $3,073,230     $3,113,876     $3,008,684

  Investment income                             555,849        475,322        746,736

  Miscellaneous income                          228,949        126,787         73,530

          Total income                        3,858,028      3,715,985      3,828,950

Operating Expenses:

  Allowance for loan losses                    (461,500)            --        900,000

  Amortization of organization costs                 --         93,463        106,815

  General and administrative                    436,562        583,925        709,473

  Net loss from foreclosed
  property held for sale                      1,295,416        337,699             --

          Total operating expenses            1,270,478      1,015,087      1,716,288

          Net investment income              $2,587,550     $2,700,898     $2,112,662

Net investment income per share              $      .57     $      .60     $      .47

Weighted average shares of
common stock outstanding                      4,532,169      4,532,169      4,532,169

    The accompanying notes are an integral part of the financial statements.

                        METROPOLITAN REALTY CORPORATION

                       STATEMENT OF SHAREHOLDERS' EQUITY
              for the years ended December 31, 1994, 1993 and 1992
                                 ____________


                              Common Stock                         Unrealized
                         ---------------------                       Holding      Distributions
                                                                  Gains (Losses)  in Excess of
                                                    Additional         on             Net              Total
                                                     Paid-In       Marketable     Investment        Shareholders'
                          Shares       Amount        Capital       Securities      Income(1)           Equity
                         ---------     -------     -----------      --------     ------------       ------------
Balances at              4,532,169     $45,322     $43,355,529                   $ (1,490,433)      $ 41,910,418
January 1, 1992

Net investment                                                                      2,112,662          2,112,662
Income

Cash dividend of                                                                   (3,172,518)        (3,172,518)
$.70 per share           ---------     -------     -----------                    -----------       ------------

Balances at              4,532,169      45,322      43,355,529                     (2,550,289)        40,850,562
December 31, 1992

Net investment                                                                      2,700,898          2,700,898
income

Cash dividend of                                                                   (2,447,371)        (2,447,371)
$.54 per share           ---------     -------     -----------                    -----------       ------------

Balances at              4,532,169      45,322      43,355,529                     (2,296,762)        41,104,089
December 31, 1993

Net investment                                                                      2,587,550          2,587,550
income

Cash dividend of                                                                   (2,855,266)        (2,855,266)
$.63 per share

Adjustment to                                                       $  3,624                               3,624
beginning balance
for change in
accounting
principle (Note 2)

Change in                                                           (360,573)                           (360,573)
unrealized holding
gains (losses) on
marketable
securities
                         ---------     -------     -----------      --------      -----------       ------------
Balance at
December 31, 1994        4,532,169     $45,322     $43,355,529     ($356,949)    ($ 2,564,478)      $ 40,479,424
                         =========     =======     ===========      ========      ===========       ============

(1) See Note 5 to the financial statements.


    The accompanying notes are an integral part of the financial statements.

                        METROPOLITAN REALTY CORPORATION

                            STATEMENT OF CASH FLOWS
              for the years ended December 31, 1994, 1993 and 1992
                                 ____________



                                                                          1994           1993           1992
Cash flows from operating activities:
  Net investment income..........................................      $2,587,550     $2,700,898     $2,112,662

  Adjustments to reconcile net investment income to net
    cash provided by operating activities:
       Amortization of net loan origination fees
          and discounts..........................................        (104,008)       (83,832)       (89,344)
       Allowance for loan losses (recovery) expense..............        (461,500)            --        900,000
       Valuation provision for foreclosed property...............         994,134             --             --
       Depreciation and amortization expense.....................          71,012         98,641        111,962
       Expiration of commitment fees.............................         (22,838)       (21,000)       (14,687)
       Other.....................................................          16,557         24,223         40,243
       (Increase) decrease in assets:
         Accounts receivable.....................................         (33,784)        40,085        (32,224)
         Other assets............................................        (131,293)           190         10,080
       Increase (decrease) in liabilities:
         Accounts payable........................................          16,615         28,566         21,944
         Federal income and excise taxes payable.................              --             --        (13,100)

         Other liabilities.......................................          24,566         57,050          4,253


                           Total adjustments....................          369,461        143,923        939,127

                           Net cash provided by operating
                             activities..........................       2,957,011      2,844,821      3,051,789


Cash flows from investing activities:
  Purchases of marketable securities.............................      (4,767,232)            --             --
  Collections of principal from marketable securities............       1,093,691      1,874,708      2,739,028
  Loan disbursements.............................................        (150,000)    (1,800,000)    (4,605,582)
  Loan repayments................................................       4,876,191        211,043        145,608
  Other receivable repayments....................................              --         16,785        144,224
  Commitment and loan extension fees received....................          38,000         40,223         67,500
  Loan origination expenses paid.................................              --        (15,601)       (22,500)
  Capital expenditures...........................................              --             --         (5,576)

                           Net cash provided by (used in)
                             investing activities................       1,090,650        327,158     (1,537,298)

Cash flows used in financing activities,
  dividends paid.................................................      (2,855,266)    (2,447,371)    (3,172,518)

Net increase (decrease) in cash and cash
  equivalents....................................................       1,192,395        724,608     (1,658,027)

Cash and cash equivalents, beginning of year.....................       2,336,939      1,612,331      3,270,358

Cash and cash equivalents, end of year...........................      $3,529,334     $2,336,939     $1,612,331

Supplemental disclosure of cash flow information:
  Income taxes paid..............................................              --             --     $   13,100

    The accompanying notes are an integral part of the financial statements.

                        METROPOLITAN REALTY CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                 ____________


1.    ORGANIZATION:

      Metropolitan Realty Corporation (the "Company"), incorporated November 13, 1986, was organized to qualify as a real estate investment trust under the provisions of the Internal Revenue Code.


2.    ACCOUNTING POLICIES:

      Cash Equivalents

           The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

      Marketable Securities

           The Company adopted Statement of Financial Accounting Standards
           No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115), effective January 1, 1994. Under SFAS No. 115, marketable securities available for sale are carried at market value and unrealized gains and losses are included in a separate component of shareholders' equity. Shareholders' equity at December 31, 1994 includes net unrealized holding losses on marketable securities of $356,949. In accordance with the provisions of SFAS
           No. 115, prior period financial statements have not been restated to reflect the change in accounting principle. The cumulative effect of adopting the provisions of SFAS No. 115 was not significant. Prior to January 1, 1994, marketable securities were carried at the lower of cost or market. Marketable securities at December 31, 1994 and 1993 consist of Federal National Mortgage Association and Federal Home Loan Mortgage Corporation mortgage backed securities. Realized gains or losses on sales of securities are determined based upon specific identification. The realized net loss on marketable securities, included in investment income in the accompanying statement of operations, resulted from called securities and aggregated $16,557 for the year ended December 31, 1994 and $24,223 for the year ended December 31, 1993. At December 31, 1994, all marketable securities are considered available for sale.

      Allowance for Loan Losses

           The Company provides for possible losses on its portfolio of mortgage notes receivable based on an evaluation of each mortgage note. In determining the allowance for possible losses, the Company has considered various indicators of value, including market evaluations of the underlying collateral, the cost of money, operating cash flow from the property during the projected holding period and expected capitalization rates applied to the stabilized net operating income of the specified property.

                                   Continued
                                      F-7

                        METROPOLITAN REALTY CORPORATION

2.    ACCOUNTING POLICIES, continued:


           The allowance is based upon management's estimates and ultimate losses may vary from the current estimates. These estimates are periodically reviewed, and as adjustments become necessary, they are reported in the statement of operations in the period in which they become known.

      Foreclosed Property Held for Sale

           Property acquired through loan foreclosure is initially recorded at the lesser of mortgage loan balance or fair value at the date of foreclosure. Losses, if any, attributable to the excess of the recorded investment including accrued interest over fair value are charged to the allowance for loan losses on mortgage loans at the time of foreclosure. A valuation allowance is also established at the time of foreclosure for the estimated costs to sell the property as the Company is dependent on the liquidation of the property for the recovery of its investment in foreclosed real estate. Subsequent to foreclosure, the property is carried at the lower of cost or fair value less estimated costs to sell. The property's operating income and expenses from the date of foreclosure are reflected in the statement of operations. Depreciation of the property commences one year from the date of foreclosure. Income from guarantor settlements is recognized when received.

      Organization Costs

           Certain costs related to the organization of the Company were capitalized at cost and amortized on a straight-line basis over 60 months. Organization costs became fully amortized in fiscal 1993.

      Income Taxes

           The Company intends to operate at all times to qualify as a real estate investment trust under the provisions of the Internal Revenue Code. In general, each year qualification is met, income is not subject to federal income tax at the Company level to the extent distributed to shareholders.

      Revenue Recognition

           Loan origination fees received from the borrower, in excess of loan origination costs paid, are amortized to interest income using the effective interest method over the life of the mortgage loan.



                                   Continued

                        METROPOLITAN REALTY CORPORATION

2.    ACCOUNTING POLICIES, continued:


           Interest income is accrued when earned. The Company discontinues the accrual of interest income when circumstances exist which cause the collection of interest to be doubtful. The determination to discontinue accruing interest is made after a review by the Company's management of all relevant facts, including delinquency of principal and/or interest, and financial stability of the borrower. Loans classified as nonearning are loans on which the accrual of interest has been discontinued.

      Other

           Certain prior year accounts have been reclassified to conform with current year presentations.



                                   Continued

                        METROPOLITAN REALTY CORPORATION

3.   MORTGAGE NOTES RECEIVABLE:

     Mortgage notes receivable as of dates indicated are summarized as follows:

====================================================================================================================================
                                                                                                                          Principal
                                                                                                                          Amount of
                                                                                                                            Loans
                                                                                                                           Subject
                                                                                                                              to
                                                                                            Carrying Amount of            Delinquent
                            Final                                         Face          Mortgages at December 31,*         Principal
             Interest      Maturity          Periodic          Prior    Amount of    ----------------------------------      and
Description    Rate          Date          Payment Terms       Liens    Mortgage        1994        1993        1992       Interest
------------------------------------------------------------------------------------------------------------------------------------
First Mortgage Notes on Industrial and Mixed-Use Facilities
and Office Buildings:
------------------------------------------------------------------------------------------------------------------------------------
First          9.09%        December     Monthly payments of     None   $4,376,000   $4,238,157  $4,265,018   $4,289,481
mortgage                      2000       principal and inter-
note on                                  est of $35,494 until
parking                                  maturity, at which
garage in                                time the remaining
Detroit,                                 unpaid principal
Michigan                                 balance of
                                         approximately
                                         $4,010,000 is due.
                                         The note may be
                                         prepaid in whole, but
                                         not in part, for a
                                         fee ranging from 1
                                         percent to 1.5
                                         percent of the
                                         outstanding principal
                                         balance at the time
                                         of prepayment.
------------------------------------------------------------------------------------------------------------------------------------
First          10.25%      April 2000    Monthly payments in     None    1,900,000   1,836,190    1,703,506    1,716,148
mortgage on                              varying installments
rehabilitation                           of principal and
of historic                              interest until
office                                   maturity, at which
building                                 time the remaining
located in                               unpaid principal
Detroit,                                 balance of
Michigan                                 approximately
                                         $1,858,000 is due.
                                         The note may be
                                         prepaid in whole, but
                                         not in part, for a
                                         set fee based upon
                                         the rate by which the
                                         annual yield on
                                         certain U.S. Treasury
                                         securities exceeds
                                         the yield on the note
                                         through April 1997,
                                         after which time the
                                         fee ranges from 1
                                         percent to 3 percent
                                         of the outstanding
                                         principal balance at
                                         the time of
                                         prepayment.
------------------------------------------------------------------------------------------------------------------------------------
First          9.875%       January      Monthly payments in     None    2,525,000   2,458,787    2,471,031    2,482,095
mortgage                      1999       varying installments
permanent                                of principal and
loan on a                                interest until
light                                    maturity, at which
industrial                               time the remaining
building                                 unpaid principal
located in                               balance of
Plymouth                                 approximately
Township,                                $2,402,000 is due.
Michigan                                 The note may be
                                         prepaid in whole, but
                                         not in part, for a
                                         fee based upon the
                                         rate by which the
                                         annual yield on
                                         certain U.S. Treasury
                                         securities exceeds
                                         the yield on the note
                                         at the time of
                                         prepayment.
------------------------------------------------------------------------------------------------------------------------------------

* The carrying amount is reduced for unamortized loan origination fees received in excess of loan origination costs paid.

                                   Continued

                        METROPOLITAN REALTY CORPORATION

3.    MORTGAGE NOTES RECEIVABLE, Continued:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                          Principal
                                                                                                                          Amount of
                                                                                                                            Loans
                                                                                                                           Subject
                                                                                                                              to
                                                                                            Carrying Amount of            Delinquent
                            Final                                         Face          Mortgages at December 31,*         Principal
             Interest      Maturity          Periodic          Prior    Amount of    ----------------------------------      and
Description    Rate          Date          Payment Terms       Liens    Mortgage        1994        1993        1992       Interest
------------------------------------------------------------------------------------------------------------------------------------
First          10.50%       December     Monthly payments of     None     $960,000   $945,613      $950,070      $954,074
mortgage on                   2000       interest only until
day care                                 January 1993 when
center                                   payments in varying
located in                               installments of
Plymouth,                                principal and inter-
Michigan                                 est commence until
                                         maturity, at which
                                         time the remaining
                                         unpaid principal
                                         balance of
                                         approximately
                                         $908,000 is due. The
                                         note may be prepaid
                                         in whole, but not in
                                         part, for a fee based
                                         upon the rate by
                                         which the annual
                                         yield on certain U.S.
                                         Treasury securities
                                         exceeds the yield on
                                         the note at the time
                                         of prepayment.
------------------------------------------------------------------------------------------------------------------------------------
First          9.875%       October      Monthly payments in     None      695,000    673,579       676,731      679,576
mortgage on                   2000       varying installments
retail tire                              of principal and
center                                   interest until
located in                               maturity, at which
Woodhaven,                               time the remaining
Michigan                                 unpaid principal
                                         balance of
                                         approximately
                                         $647,000 is due. The
                                         note may be prepaid
                                         in whole, but not in
                                         part, for a fee of 1
                                         percent of the
                                         outstanding principal
                                         balance or based upon
                                         the rate by which the
                                         annual yield on
                                         certain U.S. Treasury
                                         securities exceeds
                                         the yield on the note
                                         at the time of
                                         prepayment.
------------------------------------------------------------------------------------------------------------------------------------
First          9.50%        February     Monthly payments in     None      750,000    723,425       726,887      730,023
mortgage on                   2001       varying installments
retail tire                              of principal and
center                                   interest until
located in                               maturity, at which
Sterling                                 time the remaining
Heights,                                 unpaid principal
Michigan                                 balance of
                                         approximately
                                         $693,000 is due. The
                                         note may be prepaid
                                         in whole, but not in
                                         part, for a fee of 1
                                         percent to 2 percent
                                         of the outstanding
                                         principal balance or
                                         based upon the rate
                                         by which the annual
                                         yield on certain U.S.
                                         Treasury securities
                                         exceeds the yield on
                                         the note at the time
                                         of prepayment.
------------------------------------------------------------------------------------------------------------------------------------

* The carrying amount is reduced for unamortized loan origination fees received in excess of loan origination costs paid.

                                   Continued

                        METROPOLITAN REALTY CORPORATION

3.    MORTGAGE NOTES RECEIVABLE, Continued:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                          Principal
                                                                                                                          Amount of
                                                                                                                            Loans
                                                                                                                           Subject
                                                                                                                              to
                                                                                            Carrying Amount of            Delinquent
                            Final                                         Face          Mortgages at December 31,*         Principal
             Interest      Maturity          Periodic          Prior    Amount of    ----------------------------------      and
Description    Rate          Date          Payment Terms       Liens    Mortgage        1994        1993        1992       Interest
------------------------------------------------------------------------------------------------------------------------------------
First          10.50%     July 1997**    Monthly payments of     None   $1,250,000         --    $1,212,924   $1,218,737
mortgage on                              principal and inter-
Industrial                               est of $11,933 until
building                                 maturity, at which
located in                               time the remaining
Van Buren                                unpaid principal
Township,                                balance of
Michigan                                 approximately
                                         $1,185,230 is due.
                                         The note may be
                                         prepaid in whole, but
                                         not in part, for a
                                         fee based upon the
                                         rate by which the
                                         annual yield on
                                         certain U.S. Treasury
                                         securities exceeds
                                         the yield on the note
                                         at the time of
                                         prepayment.
------------------------------------------------------------------------------------------------------------------------------------
First          10.25%      April 2003    Monthly payments of     None    1,800,000   1,743,332    1,739,059
mortgage on                              interest only through
office                                   April 1995 and
building                                 varying installments
located in                               of principal and
Detroit,                                 interest from May
Michigan                                 1995 until maturity,
                                         at which time the
                                         remaining unpaid
                                         principal balance of
                                         approximately,
                                         $1,695,000 is due.
                                         The note may be
                                         prepaid in whole, but
                                         not in part, at
                                         varying prepayment
                                         rates, based on the
                                         date of prepayment.
------------------------------------------------------------------------------------------------------------------------------------
First Mortgage Notes on Shopping Centers:
------------------------------------------------------------------------------------------------------------------------------------
Shopping       10.00%       December     Monthly payments in     None    1,080,500    971,030       975,153      978,854
center          and           1999       varying installments
located in     10.50%                    of principal and
Detroit,                                 interest until
Michigan                                 maturity, at which
                                         time the remaining
                                         unpaid principal
                                         balance of
                                         approximately
                                         $941,000 is due. The
                                         note may be prepaid
                                         in whole, but not in
                                         part, for a fee
                                         ranging from 1
                                         percent to 5 percent
                                         of the outstanding
                                         principal balance or
                                         based upon the rate
                                         by which the annual
                                         yield on certain U.S.
                                         Treasury securities
                                         exceeds the yield on
                                         the note at the time
                                         of prepayment.
------------------------------------------------------------------------------------------------------------------------------------

* The carrying amount is reduced for unamortized loan origination fees received in excess of loan origination costs paid.
** On November 9, 1994, the outstanding principal balance of this mortgage note was prepaid. The Company also received a prepayment penalty of approximately $114,000.

                                   Continued
                                      F-12

                        METROPOLITAN REALTY CORPORATION

3.    MORTGAGE NOTES RECEIVABLE, Continued:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                          Principal
                                                                                                                          Amount of
                                                                                                                            Loans
                                                                                                                           Subject
                                                                                                                              to
                                                                                            Carrying Amount of            Delinquent
                            Final                                         Face          Mortgages at December 31,*         Principal
             Interest      Maturity          Periodic          Prior    Amount of    ----------------------------------      and
Description    Rate          Date          Payment Terms       Liens    Mortgage        1994        1993        1992       Interest
------------------------------------------------------------------------------------------------------------------------------------
Shopping      9.3752%       January      Monthly payments of     None   $2,200,000   $2,127,504  $2,141,578   $2,154,216
center                        2000       principal and inter-
located in                               est of $18,298 until
Sterling                                 maturity, at which
Heights,                                 time the remaining
Michigan                                 unpaid principal
                                         balance of
                                         approximately
                                         $2,028,000 is due.
                                         The note may be
                                         prepaid in whole, but
                                         not in part, for a
                                         fee based upon the
                                         rate by which the
                                         annual yield on
                                         certain U.S. Treasury
                                         securities at the
                                         time of prepayment
                                         exceeds the yield on
                                         the note through
                                         January 1997. After
                                         such date, the note
                                         may be prepaid
                                         without a fee.
------------------------------------------------------------------------------------------------------------------------------------
Shopping       9.17%       June 1994     Monthly payments of     None    3,300,000         --     3,300,000    3,271,614
center                                   interest only of
located in                               $25,218 until
St. Clair                                maturity, at which
Shores,                                  time the remaining
Michigan                                 unpaid principal
                                         balance of $3,300,000
                                         is due.
------------------------------------------------------------------------------------------------------------------------------------
Rehabilitation 11.25%       October      Monthly payments of     None    1,650,000   1,589,953    1,602,673    1,615,203
of shopping                   2000       principal and inter-
center                                   est of $16,471 until
located in                               maturity, at which
Detroit,                                 time the remaining
Michigan                                 unpaid principal
                                         balance of
                                         approximately
                                         $1,477,000 is due.
                                         The note may be
                                         prepaid in whole, but
                                         not in part, for a
                                         fee based upon the
                                         rate by which the
                                         annual yield on
                                         certain U.S. Treasury
                                         securities exceeds
                                         the yield on the note
                                         at the time of
                                         prepayment.
------------------------------------------------------------------------------------------------------------------------------------
Rehabilitation 11.25%       October      Monthly payments of     None    2,200,000   2,119,938    2,136,897    2,153,604
of shopping                   2000       principal and inter-
center                                   est of $21,961 until
located in                               maturity, at which
Detroit,                                 time the remaining
Michigan                                 unpaid principal
                                         balance of
                                         approximately
                                         $1,969,000 is due.
                                         The loan may be
                                         prepaid in whole, but
                                         not in part, and may
                                         require payment of a
                                         fee based upon the
                                         rate by which the
                                         annual yield on
                                         certain U.S. Treasury
                                         securities exceeds
                                         the yield on the note
                                         at the time of
                                         prepayment.
------------------------------------------------------------------------------------------------------------------------------------

* The carrying amount is reduced for unamortized loan origination fees received in excess of loan origination costs paid.

                                   Continued
                                      F-13

                        METROPOLITAN REALTY CORPORATION

3.    MORTGAGE NOTES RECEIVABLE, Continued:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                          Principal
                                                                                                                          Amount of
                                                                                                                            Loans
                                                                                                                           Subject
                                                                                                                              to
                                                                                            Carrying Amount of            Delinquent
                            Final                                         Face          Mortgages at December 31,*         Principal
             Interest      Maturity          Periodic          Prior    Amount of    ----------------------------------      and
Description    Rate          Date          Payment Terms       Liens    Mortgage        1994        1993        1992       Interest
------------------------------------------------------------------------------------------------------------------------------------
Shopping                   April 1997    Monthly payments in     None   $2,500,000   $2,362,444  $2,392,384   $2,422,718
center         10.25%                    varying installments
located in      and                      of principal and
Detroit,        9.75%                    interest until
Michigan                                 maturity, at which
                                         time the remaining
                                         unpaid principal
                                         balance of
                                         approximately
                                         $2,277,000 is due.
                                         The note may be
                                         prepaid in whole, but
                                         not in part, for a
                                         fee based upon the
                                         rate by which the
                                         annual yield on
                                         certain U.S. Treasury
                                         securities exceeds
                                         the yield on the note
                                         at the time of
                                         prepayment.
------------------------------------------------------------------------------------------------------------------------------------
First Mortgage Notes on Apartment Buildings:
------------------------------------------------------------------------------------------------------------------------------------
Renovation      8.0%      August 2000    Monthly payments of     None   1,260,000**  1,369,349    1,369,463    1,243,844
of 75-          and                      interest only through
unit            9.5%                     April 1994 and
building                                 varying installments
located in                               of principal and
Detroit,                                 interest from May
Michigan                                 1994 until maturity,
                                         at which time the
                                         remaining unpaid
                                         principal balance of
                                         approximately
                                         $1,284,000 is due.
                                         The note may be
                                         prepaid in whole, but
                                         not in part, and may
                                         require payment of a
                                         fee based upon the
                                         rate by which the
                                         annual yield on
                                         certain U.S. Treasury
                                         securities exceeds
                                         the yield on the note
                                         at the time of
                                         prepayment.
------------------------------------------------------------------------------------------------------------------------------------

* The carrying amount is reduced for unamortized loan origination fees received in excess of loan origination costs paid.

** During 1993, the Company modified the terms of this mortgage note, pursuant to which approximately $125,000 of interest was added to the principal balance of the mortgage.

                                   Continued
                                      F-14

                        METROPOLITAN REALTY CORPORATION

3.    MORTGAGE NOTES RECEIVABLE, Continued:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                          Principal
                                                                                                                          Amount of
                                                                                                                            Loans
                                                                                                                           Subject
                                                                                                                              to
                                                                                            Carrying Amount of            Delinquent
                            Final                                         Face          Mortgages at December 31,*         Principal
             Interest      Maturity          Periodic          Prior    Amount of    ----------------------------------      and
Description    Rate          Date          Payment Terms       Liens    Mortgage        1994        1993        1992       Interest
------------------------------------------------------------------------------------------------------------------------------------
Renovation     9.25%       September     Monthly payments of     None     $728,000   $622,842      $703,403     $708,381
of 54-unit                    2000       principal and inter-
building                                 est of $5,800 until
located in                               maturity, at which
Detroit,                                 time the remaining
Michigan                                 unpaid principal
                                         balance of
                                         approximately
                                         $557,000 is due. The
                                         note may be prepaid
                                         in whole, but not in
                                         part, and may require
                                         payment of a fee
                                         based upon the rate
                                         by which the annual
                                         yield on certain U.S.
                                         Treasury securities
                                         exceeds the yield on
                                         the note at the time
                                         of prepayment.**
------------------------------------------------------------------------------------------------------------------------------------
24-unit        10.25%       January      Monthly payments in     None      275,000    261,166       263,451      265,502
building                      2001       varying installments
located in                               of principal and
Detroit,                                 interest until
Michigan                                 maturity, at which
                                         time the remaining
                                         unpaid principal
                                         balance of
                                         approximately
                                         $241,000 is due. The
                                         note may be prepaid
                                         in whole, but not in
                                         part, and may require
                                         payment of a fee
                                         based upon the rate
                                         by which the annual
                                         yield on certain U.S.
                                         Treasury securities
                                         exceeds the yield on
                                         the note at the time
                                         of prepayment.
------------------------------------------------------------------------------------------------------------------------------------

* The carrying amount is reduced for unamortized loan origination fees received in excess of loan origination costs paid.

** In December 1994, the company modified the terms of this loan pursuant to which $75,000 of principal was prepaid and the interest rate was reduced from 11% to 9.25%.

                                   Continued
                                      F-15

                        METROPOLITAN REALTY CORPORATION

3.    MORTGAGE NOTES RECEIVABLE, Continued:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                          Principal
                                                                                                                          Amount of
                                                                                                                            Loans
                                                                                                                           Subject
                                                                                                                              to
                                                                                            Carrying Amount of            Delinquent
                            Final                                         Face          Mortgages at December 31,*         Principal
             Interest      Maturity          Periodic          Prior    Amount of    ----------------------------------      and
Description    Rate          Date          Payment Terms       Liens    Mortgage        1994        1993        1992       Interest
------------------------------------------------------------------------------------------------------------------------------------
Renovation     10.25%      April 1997    Monthly payments in     None   $2,500,000   $2,350,670  $2,418,934   $2,444,288
of 167 unit     and                      varying installments
building       12.25%                    of principal and
located in                               interest until
Detroit,                                 maturity, at which
Michigan                                 time the remaining
                                         unpaid principal
                                         balance of
                                         approximately
                                         $1,910,857 is due.
                                         The note may be
                                         prepaid in whole, but
                                         not in part, for a
                                         fee based upon the
                                         rate by which the
                                         annual yield on
                                         certain U.S. Treasury
                                         securities exceeds
                                         the yield on the note
                                         at the time of
                                         prepayment.
------------------------------------------------------------------------------------------------------------------------------------
                                                                         31,949,500  26,393,979  31,049,162   29,328,358      --
------------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses                                                            (1,000,000) (1,461,500)  (1,461,500)
------------------------------------------------------------------------------------------------------------------------------------
Mortgage notes receivable, net of allowance for loan losses             $31,949,500  $25,393,979 $29,587,662  $27,866,858     --
====================================================================================================================================

* The carrying amount is reduced for unamortized loan origination fees received in excess of loan origination costs paid.

                                   Continued

                        METROPOLITAN REALTY CORPORATION

3.    MORTGAGE NOTES RECEIVABLE, continued:

      A reconciliation of the carrying value of mortgage notes receivable for the years ended December 31, 1994, 1993 and 1992 is as follows:

                                                                      December 31,
                                                  ------------------------------------------------------
                                                       1994                1993                1992
Mortgage notes receivable:
Balance, beginning of year                        $   31,049,162      $   29,328,358      $   27,551,319
                                                  --------------      --------------      --------------

Additions:
    New mortgage loans                                   150,000           1,800,000           4,605,582
    Amortization of loan discount                             --              22,886              45,771
    Amortization of net loan origination fees            104,008              60,946              43,573
    Interest deferred until maturity
      of mortgage loan                                        --             124,550                  --
                                                  --------------      --------------      --------------
           Total additions                               254,008           2,008,382           4,694,926
                                                  --------------      --------------      --------------

Deductions:
    Collections of principal                          (4,876,191)           (211,043)           (145,608)
    Loan origination fees received                       (33,000)            (76,535)            (97,184)
    Foreclosure                                               --                  --          (2,675,095)
                                                  --------------      --------------      --------------
           Total deductions                           (4,909,191)           (287,578)         (2,917,887)
                                                  --------------      --------------      --------------

Balance, close of year                                26,393,979          31,049,162          29,328,358
                                                  --------------      --------------      --------------

Allowance for loan losses:

Balance, beginning of year                            (1,461,500)         (1,461,500)         (1,340,500)
                                                  --------------      --------------      --------------

Recovery from (provisions to) operations                 461,500                                (900,000)
Mortgage loans foreclosed                                     --                                 639,000
Reclassified to valuation allowance                           --                                 140,000
                                                  --------------                          --------------

Balance, close of year                                (1,000,000)         (1,461,500)         (1,461,500)
                                                  --------------      --------------      --------------

Mortgage notes receivable, net
  of allowance for loan losses                    $   25,393,979      $   29,587,662      $   27,866,858
                                                  ==============      ==============      ==============

During the year ended December 31, 1994, the Company earned approximately $395,000 or 10.2% of its total income on one mortgage note with a carrying value of approximately $4,238,000.

Two mortgage notes carried at an aggregate carrying value of approximately $3,700,000 and four mortgage notes carried at an aggregate carrying value of approximately $3,200,000 at December 31, 1994 made with entities affiliated through common ownership earned the Company $448,941 and $321,079, respectively, during the year ended December 31, 1994.

                                   Continued

                        METROPOLITAN REALTY CORPORATION

3.    MORTGAGE NOTES RECEIVABLE, continued:

      Two mortgage loans with net carrying values aggregating $3,709,891 at December 31, 1994, collateralized by shopping centers in Detroit, Michigan and personal guarantees aggregating approximately $498,000, were in default at December 31, 1991 for nonpayment of principal, interest and late charges. The mortgagors are affiliated through a common borrower. In 1991, the Company established a loan loss reserve to reduce the carrying value of these loans to their estimated net realizable value. During 1992, the Company entered into loan modification agreements with these borrowers, pursuant to which the borrowers agreed to bring the loans current by December 31, 1992 and agreed to have the deeds to the properties placed in escrow. The Company also exercised its right to receive rental payments directly from the tenants. All events of default were cured on February 1, 1993 and the loans are now current. The Company continues to exercise its right to receive assigned rents directly from the tenants and the deeds to the properties remain in escrow. Both of these notes are classified as earning at December 31, 1994. An allowance has been provided to reduce the carrying value of these loans to their estimated net realizable value.

      A mortgage loan with a carrying amount of $1,369,349 at December 31, 1994, collateralized by an apartment building located in Detroit, Michigan, was in default at December 31, 1992 for nonpayment of principal, interest and late charges. During 1993, the Company entered into a loan modification agreement with the borrower which cured the events of default. Pursuant to this agreement the interest rate has been reduced, effective April 1, 1993, from 11.125% to 8% through April 1, 1995 and to 9.5% thereafter until maturity. This agreement also deferred payments until November
      1993, when monthly installments of interest only commenced and continued through April 1994. Commencing May 1994, varying installments of principal and interest are due monthly until maturity, at which time the remaining unpaid principal and accrued interest is due. This agreement also includes personal guarantees aggregating approximately $570,000 at December 31, 1994. This loan is now current and is classified as earning at December 31, 1994. An allowance has been provided to reduce the carrying amount of the loan to its estimated net realizable value. The Company also has three additional loans, which are carried at an aggregate value of approximately $1.9 million at December 31, 1994, to entities affiliated with this borrower through common ownership which are all current and are classified as mortgage notes, earning at December 31, 1994.

      The Company evaluates its portfolio of mortgage loans on an individual basis, comparing the amount at which the investment is carried to its estimated net realizable value. In making its evaluations, the Company has assumed that it will be able to acquire property collateralizing mortgage loans by foreclosure, if deemed appropriate, and hold and dispose of such assets and real estate currently owned in the ordinary course of business to maximize the return to the Company. The evaluations and related assumptions are dependent upon current estimates of future operations, proceeds, costs, events and general market and economic conditions all of which are influenced by many unpredictable factors. Accordingly, the ultimate realizations of the Company's investments, including future income, may differ from amounts presently estimated. The Company believes that the allowance for loan losses of $1,000,000 at December 31, 1994 is adequate to properly reflect the portfolio of mortgage loans at estimated net realizable value.


                                   Continued

                        METROPOLITAN REALTY CORPORATION

4.    REAL ESTATE OWNED:

      At December 23, 1992, the Company obtained an apartment building located in Detroit, Michigan through a foreclosure sale. This property was the collateral for a construction loan under which the borrower defaulted during 1992. Under Michigan law, title passed to the Company on June 23, 1993, at the expiration of a six month redemption period. The carrying value of the property was written down to its estimated fair value at the time of foreclosure of $2,100,000, which resulted in a $639,000 writeoff against the allowance for loan losses. The fair value was determined based upon a July 1992 independent appraisal. A valuation allowance of $140,000 was also established at the time of foreclosure for the estimated costs to sell the property. At December 31, 1994, the carrying value of the property has been reduced to $900,000 to reflect an updated property valuation based on the results of the Company's marketing efforts to locate a buyer for the property.

      During 1994, the Company reached settlements with the guarantors of the foreclosed loan aggregating $320,000. These settlements are payable over four to eight years, with interest rates ranging from non-interest bearing to 7.5%. The settlements bear interest at an average rate of 6%. Income from the settlements is recognized by the Company when received and is recorded as miscellaneous income on the statement of operations. Settlement income totalled $43,000 for the year ended December 31, 1994.

      The property's operating income and expenses from the date of foreclosure are reflected in the statement of operations. The net loss from foreclosed property held for sale, totalling $1,295,416 for the year ended December 31, 1994 and $337,699 for the year ended December 31, 1993, consisted of the following:

                                                1994          1993
                                                ----          ----
      Rental income                        $ 661,679      $553,668
                                           ---------       -------

      Expenses:
        Operating expenses                   840,950       834,503
        Valuation provision                  994,134            --
        Depreciation expense                  65,866            --
        Management fees                       37,538        40,123
        Professional fees                     18,607        16,741
                                          ----------      --------
          Total expenses                   1,957,095       891,367
                                          ----------      --------

      Net loss from foreclosed
      property held for sale              $1,295,416      $337,699
                                          ==========      ========


                                   Continued

                        METROPOLITAN REALTY CORPORATION

5.    FEDERAL INCOME TAX:

      A real estate investment trust is not subject to federal income tax on taxable income distributed to its shareholders during its fiscal year and subsequent year, but prior to filing its federal tax return. If, however, the real estate investment trust has retained income within the limits allowed under the federal tax laws, it must pay tax at corporate rates on its undistributed income. Furthermore, if the real estate investment trust fails to distribute, during the fiscal year, an amount equal to 85% of its taxable income for that year, it is subject to a 4% excise tax on the shortfall. The excise tax is not deductible for federal income tax purposes. Income for tax and financial reporting purposes is reconciled as follows:

                                                    1994             1993             1992
                                                -----------      -----------      -----------
      Investment income before income           $ 2,587,550      $ 2,700,898      $ 2,112,662
      tax on undistributed earnings


      Increase (decrease) in taxable
      income resulting from:

          Bad debt expense                         (312,000)              --         (111,650)

          Interest and late charges                      --               --          (37,678)
            earned on nonearning loans

          Loan origination and                      (88,845)         (57,324)          (8,261)
            application fees, net

          Provision for valuation allowance         532,634               --               --

          Allowance for loan losses                      --               --          900,000

          Dividends declared on                  (2,764,623)      (2,673,980)      (2,855,266)
            investment income

          Other, net                                 45,284           30,406              193

            Taxable investment income                    --               --               --

                                   Continued

                        METROPOLITAN REALTY CORPORATION

6.    RELATED PARTY TRANSACTIONS:

      The Company was involved in various transactions with affiliates as follows:

      o One of the Company's legal counselors is also a member of the Company's Board of Directors. Fees for legal services provided by the director's law firm amount to $153,296, of which $70,076 are deferred by the Company (see Note 8), $57,599 and $186,285 for the years ended December 31, 1994, 1993 and 1992, respectively. Accrued legal fees of $22,524 and $3,087 are included in accounts payable in the accompanying balance sheet at December 31, 1994 and 1993, respectively.

      o Fees aggregating $19,831, $19,261 and $23,176 for the years ended December 31, 1994, 1993 and 1992, respectively, were earned by a shareholder of the Company for providing various investment and other services to the Company.

      o Consulting fees under a contractual agreement aggregating $42,400, $40,000 and $56,442 were earned by an officer of the Company in 1994, 1993 and 1992 respectively. Accrued consulting fees of $1,667 are included in accounts payable in the accompanying balance sheet at December 31, 1993.


7.    DIVIDEND DECLARATION:

      Under pertinent provisions of the Internal Revenue Code, a real estate investment trust may consider a dividend declared in a subsequent year to be a distribution of income of the immediately prior year and thus reduce income subject to income tax. On March 10, 1995, the Board of Directors of the Company declared a cash dividend of $.13 per share of common stock to its shareholders of record on March 21, 1995, payable on March 31, 1995. Of this dividend, $.06 will be paid from income earned by the Company in 1994. This dividend will be taxable to shareholders as ordinary income.


8.    SUBSEQUENT EVENT:

      On March 14, 1995, the Company's Board of Directors announced its preliminary approval for the private placement of asset-backed bonds through a wholly-owned subsidiary to be formed. The Company expects to generate proceeds of approximately $50 million. At December 31, 1994 $131,000 of professional fees have been incurred and deferred in connection with this transaction.


                                   Continued

                        METROPOLITAN REALTY CORPORATION

9.    INTERIM FINANCIAL INFORMATION (unaudited):

                                                          Net
                                             Net        Investment
                           Total          Investment      Income
      Quarters Ended       Income           Income      Per Share
      ----------------------------------------------------------------
      Fiscal 1994

      December 31       $ 1,052,728      $   250,564     $ .05(1)
      September 30          937,150          814,839       .18
      June 30               929,888          809,875       .18
      March 31              938,262          712,272       .16
                        -----------      -----------      ----
                        $ 3,858,028      $ 2,587,550     $ .57
                        ===========      ===========      ====

      Fiscal 1993

      December 31       $   880,491      $   569,557     $ .13(2)
      September 30          967,363          839,227       .18
      June 30               931,989          576,526       .13
      March 31              936,142          715,588       .16
                        -----------      -----------      ----
                        $ 3,715,985      $ 2,700,898     $ .60
                        ===========      ===========      ====

    (1) The results of operations for the fourth quarter of fiscal year 1994 include a $994,000 increase in the valuation provision for foreclosed property held for sale offset by a $462,000 decrease in the allowance for loan losses and recognition of $114,000 in income from loan prepayment penalties. See Notes 3 and 4 to the financial statements.

    (2) The results of operations reflect the effect of expensing certain rehabilitation costs incurred in connection with foreclosed property held for sale.

                                   Continued

                        METROPOLITAN REALTY CORPORATION
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
              for the years ended December 31, 1994, 1993 and 1992

                                 Additions,      Charged                           Balance
                                  Charged       (Credited)                            at
                 Balance at     to Costs and     to Other                          December
Description       January 1       Expenses       Accounts        Deductions           31
--------------------------------------------------------------------------------------------
Allowance
for Loan
Losses:
1994            $ 1,461,500                     $ (461,500)                      $ 1,000,000
1993              1,461,500                                                        1,461,500
1992              1,340,500      $ 900,000        (140,000)(1)   $(639,000)(2)     1,461,500

Valuation
Allowance:
1994            $   140,000      $ 994,134                                       $ 1,134,134
1993                140,000                                                          140,000
1992                     --                     $  140,000(1)                        140,000

     (1) Amount represents the estimated selling costs of foreclosed property.

     (2) Amount represents the loss on property acquired through loan foreclosure.



                                   Continued

                               INDEX TO EXHIBITS

                                                                          Page
Exhibit                               Incorporated Herein      Filed     Number
 No.       Description                  by Reference to       Herewith   Herein
-------------------------------------------------------------------------------
3.1     Second Restated             Exhibit 3.1 to the
        Articles of                 Company's Form 10-K for
        Incorporation               the fiscal year ended
                                    December 31, 1988
-------------------------------------------------------------------------------
3.2     Amendments to ByLaws        Exhibit 3.2 to 1991 10-K
        adopted May 17, 1991
-------------------------------------------------------------------------------
3.3     Restated ByLaws adopted     Exhibit 3.3 to 1991 10-K
        July 19, 1989, as amended
        October 27, 1989, May 15,
        1990 and May 17, 1991
-------------------------------------------------------------------------------
10.1    Investment Management       Exhibit 10.2 to 1988
        Service Agreement           10-K
        dated February 15, 1989
        between the Company and
        NBD Bank, N.A. (formerly
        National Bank of Detroit)
-------------------------------------------------------------------------------
10.2    Agency and Consulting       Exhibit 10.2 to 1990
        Agreement dated as of       10-K
        November 15, 1989
        between the Company and
        Walters & Associates, Inc.
-------------------------------------------------------------------------------
10.3    Letter agreement dated      Exhibit 10.1 to 1990
        July 1990 between the       10-K
        Company and Acquest
        Capital Management, Inc.
-------------------------------------------------------------------------------
10.4    Buhl Building Lease         Exhibit 10.4 to 1991
        dated April 25, 1991        10-K
        between the Company
        and Buhl Realty Company
-------------------------------------------------------------------------------
10.5    Agency and Consulting       Exhibit 10.5 to 1992
        Agreement dated as of       10-K
        February 4, 1993 between
        the Company and Mattar
        Consulting Services, Inc.
-------------------------------------------------------------------------------
10.6    First lease amendment       Exhibit 10.6 to 1992
        to Buhl Building Lease      10-K
        dated May 14, 1992
        between the Company
        and Buhl Realty Company
-------------------------------------------------------------------------------
10.7    Letter agreement dated      Exhibit 10.7 to 1993
        March 8, 1994 between       10-K
        the Company and Mattar
        Consulting Services, Inc.
-------------------------------------------------------------------------------
10.8    Second lease amendment      Exhibit 10.8 to 1993
        to Buhl Building Lease      10-K
        dated May 14, 1992
        between the Company
        and Buhl Realty Company
-------------------------------------------------------------------------------
10.9    Minutes of Executive
        Committee of the Board of
        Directors meeting dated                                  X         E-2
        March 3, 1995 modifying
        Agency and Consulting
        Agreement dated as of
        February 4, 1993 between
        the Company and Mattar
        Consulting Services, Inc.
-------------------------------------------------------------------------------
25      Powers of Attorney                                       X         E-3
-------------------------------------------------------------------------------