Form 10-Q
period 1995-03-31
METROPOLITAN REALTY CORP
filed 1995-05-15
CIK 811516

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        for the quarterly period ended March 31, 1995

                                      or

_____ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________ to __________

                        Commission File Number 1-9450

                       METROPOLITAN REALTY CORPORATION
            (Exact name of registrant as specified in its charter)

Michigan                                                           38-2724893
(State of incorporation)                 (I.R.S. Employer Identification No.)

                           535 Griswold, Suite 748
                           Detroit, Michigan 48226
                   (Address of principal executive offices)

                                (313) 961-5552
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES __X__   NO ____

The number of shares outstanding of the registrant's common stock as of March 31, 1995 was 4,532,169.

                        PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                       METROPOLITAN REALTY CORPORATION
                                BALANCE SHEET
                     MARCH 31, 1995 AND DECEMBER 31, 1994

================================================================================================
                                                                  March 31,         December 31,
                                                                    1995               1994
- - ------------------------------------------------------------------------------------------------
ASSETS:
Cash and cash equivalents ..................................   $    3,945,231    $    3,529,334
Marketable securities ......................................       10,841,084        10,783,048
Mortgage notes receivable:
   Notes, earning ..........................................       26,336,672        26,393,979
   Allowance for loan losses ...............................       (1,000,000)       (1,000,000)
                                                               --------------    --------------
                                                                   25,336,672        25,393,979
Real estate owned:
   Foreclosed property held for sale, net of
    accumulated depreciation of $82,333 and $65,866 at
    March 31, 1995 and December 31, 1994, respectively .....        2,017,667         2,034,134
   Valuation allowance .....................................       (1,134,134)       (1,134,134)
                                                               --------------    --------------
                                                                      883,533           900,000

Accrued interest and other receivables .....................          281,408           255,724
Other assets ...............................................          264,251           163,083
                                                               --------------    --------------

        Total assets .......................................   $   41,552,179    $   41,025,168
                                                               ==============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
  Accounts payable:
    Shareholder ............................................   $        5,550    $        9,036
    Trade ..................................................          207,945           175,869
  Deferred income ..........................................          139,552           129,552
  Deposits from borrowers for property taxes ...............          218,775           163,452
  Security deposits ........................................           67,321            66,087
  Other ....................................................              913             1,748
                                                               --------------    --------------

        Total liabilities ..................................          640,056           545,744
                                                               --------------    --------------

Shareholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares
    authorized; no shares issued and outstanding ...........               --                --
  Common stock, $.01 par value; 25,000,000 shares
    authorized; 4,532,169 shares issued and
    outstanding ............................................           45,322            45,322
  Additional paid-in-capital ...............................       43,355,529        43,355,529
  Unrealized holding losses on marketable securities
    available for sale .....................................          (97,589)         (356,949)
  Distributions in excess of net investment income .........       (2,391,139)       (2,564,478)
                                                               --------------    --------------

        Total shareholders' equity .........................       40,912,123        40,479,424
                                                               --------------    --------------

               Total liabilities and shareholders' equity ..   $   41,552,179    $   41,025,168
                                                               ==============    ==============

================================================================================================

                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                          THE FINANCIAL STATEMENTS.

                       METROPOLITAN REALTY CORPORATION
                           STATEMENT OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                     AND THE YEAR ENDED DECEMBER 31, 1994

=====================================================================================================
                                                      Three months ended                 Year ended
                                               March 31, 1995      March 31, 1994      Dec. 31, 1994
- - -----------------------------------------------------------------------------------------------------
Income:
 Interest income from mortgage notes ....      $      676,630      $      825,409      $    3,073,230
 Investment income ......................             199,668             110,850             555,849
 Miscellaneous income ...................              74,215               2,003             228,949
                                               --------------      --------------      --------------

        Total income ....................             950,513             938,262           3,858,028
                                               --------------      --------------      --------------

Operating expenses:
  Allowance for loan losses (recovery)...                --                  --              (461,500)
  General and administrative ............             177,288             147,258             436,562
  Net loss from foreclosed property
    held for sale .......................              10,704              78,732           1,295,416
                                               --------------      --------------      --------------

        Total operating expenses ........             187,992             225,990           1,270,478
                                               --------------      --------------      --------------

        Net investment income ...........      $      762,521      $      712,272      $    2,587,550
                                               ==============      ==============      ==============

Net investment income per share .........      $          .17      $          .16      $          .57
                                               ==============      ==============      ==============

Weighted average shares of common
  stock outstanding .....................           4,532,169           4,532,169           4,532,169
                                               ==============      ==============      ==============

=====================================================================================================

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                            FINANCIAL STATEMENTS.

                       METROPOLITAN REALTY CORPORATION
                           STATEMENT OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

========================================================================================================
                                                                            Three months ended
                                                                     March 31, 1995       March 31, 1994
- - --------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net investment income .......................................      $      762,521       $      712,272
                                                                     --------------       --------------
  Adjustments to reconcile net investment income to
    net cash provided by operating activities:
    Amortization of net loan origination fees .................             (11,454)             (27,386)
    Depreciation expense ......................................              17,764               17,751
    Other .....................................................               3,714                4,281
    Decrease (increase) in assets:
      Accounts receivable .....................................             (25,684)             (17,362)
      Other assets ............................................            (102,465)               2,513
    Increase in liabilities:
      Accounts payable ........................................              28,590               49,308
      Deferred income and other liabilities ...................              50,722               50,102
                                                                     --------------       --------------

                  Total adjustments ...........................             (38,813)              79,207
                                                                     --------------       --------------

                  Net cash provided by operating activities ...             723,708              791,479
                                                                     --------------       --------------

Cash flows from investing activities:
  Collections of principal from marketable securities .........             197,610              318,915
  Loan repayments .............................................              68,761               66,769
  Commitment and loan extension fees received .................              15,000               33,000
                                                                     --------------       --------------

                  Net cash provided by investing
                    activities ................................             281,371              418,684
                                                                     --------------       --------------

Cash flows used in financing activities,
  dividends paid ..............................................            (589,182)            (997,077)
                                                                     --------------       --------------

Net increase in cash and cash equivalents .....................             415,897              213,086

Cash and cash equivalents, beginning of period ................           3,529,334            2,336,939
                                                                     --------------       --------------

Cash and cash equivalents, end of period ......................      $    3,945,231       $    2,550,025
                                                                     ==============       ==============

========================================================================================================

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                            FINANCIAL STATEMENTS.

                       METROPOLITAN REALTY CORPORATION

                        NOTES TO FINANCIAL STATEMENTS



1.     BASIS OF PRESENTATION

       The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1994.

       The accompanying financial statements for the three months ended March 31, 1994 reflect certain reclassifications to be consistent with the presentation adopted for the three months ended March 31, 1995.

2.     EARNINGS PER SHARE

       The earnings per share for the three months ended March 31, 1995 and 1994 and the year ended December 31, 1994 are based on the weighted average number of shares of common stock outstanding during the period.

3.     MARKETABLE SECURITIES

       Marketable securities available for sale are carried at market value and unrealized gains and losses are included in a separate component of shareholders' equity. Shareholders' equity at March 31, 1995 includes net unrealized holding losses on marketable securities of $97,589. Marketable securities at March 31, 1995 and December 31, 1994 consist of Federal National Mortgage Association and Federal Home Loan Mortgage Corporation mortgage-backed securities. Realized gains and losses on sales of securities are determined based upon specific identification.

       The net loss on the sales of marketable securities included in investment income in the accompanying statement of operations aggregated $3,714 for the three months ended March 31, 1995 and $4,281 for the three months ended March 31, 1994. At March 31, 1995 all marketable securities are considered available for sale.

4.     MORTGAGE NOTES RECEIVABLE

       Mortgage notes receivable as of the dates indicated are summarized as follows:

=============================================================================================================
                                                                            March 31, 1995  December 31, 1994
- - -------------------------------------------------------------------------------------------------------------
9.09% Mortgage note receivable, net of loan origination fees of                $4,229,701      $4,238,157
$30,952 at March 31, 1995 and $31,985 at December 31, 1994,
due monthly in installments of principal and interest of $35,494 through December 2000

10.0% and 10.5% Mortgage note receivable, net of loan origination                 969,462         971,030
fees of $7,462 at March 31, 1995 and $7,760 at December 31,
1994, due monthly in varying installments of principal and interest through December 1999

9.3752% Mortgage note receivable, net of loan origination fees of               2,123,056       2,127,504
$7,802 at March 31, 1995 and $8,216 at December 31, 1994,
due monthly in installments of principal and interest of $18,298 through January 2000

10.25% Mortgage note receivable, net of loan origination fees of                1,831,648       1,836,190
$20,009 at March 31, 1995 and $21,407 at December 31, 1994,
due monthly in varying installments of principal and interest through
April 2000

8.0% and 9.5% Mortgage note receivable, net of loan origination                 1,367,684       1,369,349
fees of $6,793 at March 31, 1995 and $7,045 at December 31,
1994, due monthly in varying installments of principal and interest through August 2000

9.25% Mortgage note receivable, net of loan origination fees of                   620,889         622,842
$10,036 at March 31, 1995 and $10,408 at December 31, 1994,
due monthly in installments of principal and interest of $5,800 through September 2000

9.875% Mortgage note receivable, net of loan origination fees of                  672,508         673,579
$6,875 at March 31, 1995 and $7,109 at December 31, 1994,
due monthly in varying installments of principal and interest through
October 2000

10.5% Mortgage note receivable, net of loan origination fees of                   944,080         945,613
$4,677 at March 31, 1995 and $4,828 at December 31, 1994,
due monthly in varying installments of principal and interest through
December 2000

11.25% Mortgage note receivable, net of loan origination fees of                2,114,561       2,119,938
$14,834 at March 31, 1995 and $15,321 at December 31, 1994,
due monthly in installments of principal and interest of $21,961 through October 2000

10.25% Mortgage note receivable, net of loan origination fees of                  260,461         261,166
$4,142 at March 31, 1995 and $4,282 at December 31, 1994,
due monthly in varying installments of principal and interest through
January 2001

11.25% Mortgage note receivable, net of loan origination fees of                1,585,920       1,589,953
$11,125 at March 31, 1995 and $11,491 at December 31, 1994,
due monthly in installments of principal and interest of $16,471 through October 2000


=============================================================================================================
                                                                            March 31, 1995  December 31, 1994
- - -------------------------------------------------------------------------------------------------------------
9.5% Mortgage note receivable, net of loan origination fees of                 $   722,262      $   723,425
$10,284 at March 31, 1995 and $10,613 at December 31, 1994,
due monthly in varying installments of principal and interest through
February 2001

9.875% Mortgage note receivable, net of loan origination fees of                 2,454,684        2,458,787
$17,400 at March 31, 1995 and $17,951 at December 31, 1994,
due monthly in varying installments of principal and interest through
January 1999

10.25% and 9.75% Mortgage notes receivable, net of loan                          2,353,552        2,362,444
origination fees of $30,919 at March 31, 1995 and $34,370 at
December 31, 1994, due monthly in varying installments of
principal and interest through April 1997

10.25% and 12.25% Mortgage notes receivable, net of loan                         2,342,381        2,350,670
origination fees of $18,631 at March 31, 1995 and $20,715 at
December 31, 1994, due monthly in varying installments of
principal and interest through April 1997

10.25% Mortgage note receivable, net of loan origination fees of                 1,743,823        1,743,332
$56,177 at March 31, 1995 and $56,668 at December 31, 1994,
due monthly in installments of interest only through April 1995 at which time varying installments of principal and interest will be due monthly through April 2003

                                                                                ----------       ----------
                                                                                26,336,672       26,393,979



Allowance for loan losses                                                       (1,000,000)      (1,000,000)
                                                                                ----------       ----------


Mortgage notes receivable, net of allowance for loan losses                    $25,336,672      $25,393,979
                                                                               ===========      ===========

===========================================================================


       The Company's portfolio of mortgage notes receivable are reported at their principal outstanding balance net of charge-offs and deferred loan fees and costs on originated loans. Interest income is generally recognized when income is earned using the interest method. Loan origination fees and certain direct loan origination costs are deferred and the net amounts are amortized as adjustments of the loans' yields.

       The Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114), as amended by SFAS 118, on January 1, 1995. Under the new standard, a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is based on the fair value of the underlying collateral. The cumulative effect of adopting the provisions of SFAS No. 114 was not significant.

       The adequacy of the allowance for loan losses (substantially all of the allowance is related to the provision for impaired loans as discussed above) is periodically evaluated by the Company in order to maintain the allowance at a level that is sufficient to absorb probable credit losses. Management's evaluation of the adequacy of the allowance is based on a review of known and inherent risks in the loan portfolio, including adverse circumstances that may affect the ability of the borrower to repay interest and/or principal and the estimated value of collateral. In determining the allowance for possible losses, the Company has considered many indicators of value, including market evaluations of the underlying collateral, the cost of money, operating cash flow from the property during the projected holding period and expected capitalization rates applied to the stabilized net operating income of the specified property.

       The allowance for credit losses is established through charges to earnings in the form of a provision for loan losses. Increases and decreases in the allowance due to changes in the measurement of impaired loans are included in the provision for credit losses. Loans continue to be classified as impaired unless they are brought fully current and the collection of scheduled interest and principal is considered probable. When a loan or portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance.

       At March 31, 1995, the total recorded investment in impaired loans, as defined by SFAS 114, was $3,751,000. At March 31, 1995, all impaired loans are in accrual status. The Company believes that the allowance for loan losses of $1,000,000 at March 31, 1995 is at a level that is sufficient to absorb probable credit losses in the mortgage loan portfolio.

5.     REAL ESTATE OWNED

       At December 23, 1992, the Company obtained an apartment building located in Detroit, Michigan through a foreclosure sale. This property was the collateral for a construction loan under which the borrower defaulted during 1992. Under Michigan law, the title passed to the Company on June 23, 1993, at the expiration of a six month redemption period. The carrying value of the property was written down to its estimated fair value at the time of foreclosure of $2,100,000 which resulted in a $639,000 writeoff against the allowance for loan losses. The fair value was determined based upon a July 1992 independent appraisal of the property. A valuation allowance of $140,000 was also established at the time of foreclosure for the estimated costs to sell the property. At December 31, 1994, the carrying value of the property was reduced to $900,000 to reflect an updated property valuation based on the results of the Company's marketing efforts to locate a buyer for the property.

       During 1994, the Company reached settlements with the guarantors of the foreclosed loan aggregating $320,000. These settlements are payable over four to eight years, with interest rates ranging from non-interest bearing to 7.5%. Income from the settlements is recognized by the Company when received and is recorded as miscellaneous income in the statement of operations. Settlement income totalled $34,000 for the three months ended March 31, 1995.

       The property's operating income and expenses are reflected in the statement of operations. The net loss from foreclosed property held for sale totalled $10,704 for the three months ended March 31, 1995 and $78,732 for the three months ended March 31, 1994 and consisted of the following:

                                             Three Months Ended
                                       March 31, 1995    March 31, 1994
       Rental Income                      $184,749          $180,139
                                          --------          --------
       Expenses:
              Operating expenses           183,677           243,894
              Management fees               10,223            11,338
              Professional fees              1,553             3,639
                                          --------          --------
                Total expenses             195,453           258,871
                                          --------          --------
       Net loss from foreclosed
       property held for sale             $ 10,704          $ 78,732
                                          ========          ========

6.     DIVIDENDS

       Under pertinent provisions of the Internal Revenue Code (the "Code"), a real estate investment trust may consider a dividend declared in a subsequent year to be a distribution of income of the immediately prior year and thus reduce income subject to income tax. On March 10, 1995, the Board of Directors of the Company declared a cash dividend of $.13 per share of common stock, to its shareholders of record on March 21, 1995, payable on March 31, 1995. Of this dividend, $.06 was payable from income earned by the Company in 1994 and $.07 was payable from 1995 income. These dividends are taxable to shareholders as ordinary income.

7.     INCOME TAXES

       The Company intends to operate at all times to qualify as a real estate investment trust under the Code. In general, each year qualification is met, income is not subject to federal income tax at the Company level to the extent distributed to shareholders. The Company thus intends to distribute at least 95% of its net investment income to its shareholders. Accordingly, no provision for income taxes has been made for the three months ended March 31, 1995.

8.     RELATED PARTY TRANSACTIONS

       The Company was involved in various transactions with affiliates as follows:

       Consulting fees under a contractual agreement aggregating $11,130 and $10,600 were earned by an officer of the Company during the three months ended March 31, 1995 and 1994, respectively.

       Fees aggregating $7,040 and $4,858 during the three months ended March 31, 1995 and 1994, respectively were earned by a shareholder of the Company for providing various investment and other services to the Company.

       During the quarter ended March 31, 1995 and 1994, one of the Company's directors was a member of a law firm which provides legal services to the Company. Fees for legal services provided by the law firm amounted to $79,251, of which $52,645 are deferred by the Company (see Note 9), for the three months ended March 31, 1995.

9.     OTHER

       On March 14, 1995, the Company's Board of Directors announced its preliminary approval for a private placement of securities. The Company expects to generate proceeds of approximately $50 million. At March 31, 1995, $238,000 of professional fees have been incurred and deferred in connection with this transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

       The Company's investment in mortgage loans represented 61% and 62% of its assets at March 31, 1995 and December 31, 1994 or $25,336,672 and $25,393,979, respectively. The range of yields on earning mortgage loans closed from the Company's inception through March 31, 1995 ranges from 8% to 12.25%. At March 31, 1995, the Company had no outstanding loan commitments.

        The overall average yield on interest earning assets was 8.7% for the three months ended March 31, 1995 and 9.1% for the year ended December 31, 1994. The average amount held in marketable mortgage-backed securities net of unrealized holding gains and losses for the three months ended March 31, 1995 was $11 million. The average yield (based on total yield divided by average amount of investments) was 5.3% for the three months ended March 31, 1995 and 4.6% for the year ended December 31, 1994.

       Investment income from marketable mortgage-backed securities increased $57,338 to $145,016 for the first quarter of 1995 from $87,678 for the first quarter of 1994. Of the increase, $45,464 was the result of an increase in average amount invested in marketable mortgage-backed securities and $11,874 was the result of an increase in the average yield.

       Interest income from mortgage notes decreased $148,779 to $676,630 for the first quarter of 1995 from $825,409 for the first quarter of 1994. Of the decrease, $124,446 was the result of a decrease in average earning loans and $24,333 was the result of a decrease in average yield.

       Operating expenses decreased $37,998, or 17%, to $187,992 for the first quarter of 1995 from $225,990 for the first quarter of 1994. This decrease resulted primarily from a $68,028 decrease in the net loss from foreclosed property held for sale to $10,704 for the first quarter of 1995 from $78,732 for the first quarter of 1994. Other operating expenses, consisting primarily of general and administrative expenses, increased $30,030 to $177,288 for the first quarter of 1995 from $147,258 for the first quarter of 1994 primarily due to increased loan advisory fees.

       Net investment income increased 7.1% to $762,521 for the first three months of 1995 from $712,272 for the first three months of 1994.

       Management reviews, on a regular basis, factors which adversely affect its mortgage loans, including occupancy levels, rental rates and property values. It is possible that economic conditions in

Southeast Michigan and the nation in general may adversely affect certain of the Company's other loans. The Company believes that the allowance for loan losses of $1,000,000 at March 31, 1995 is at a level that is sufficient to absorb probable credit losses in the mortgage loan portfolio.

       At December 23, 1992, the Company obtained an apartment building located in Detroit, Michigan through a foreclosure sale. This property was the collateral for a construction loan under which the borrower defaulted during 1992. Under Michigan law, title passed to the Company on June 23, 1993 at the expiration of a six month redemption period. The carrying value of the property was written down to its estimated fair value at the time of foreclosure of $2,100,000 which resulted in a $639,000 writeoff against the allowance for loan losses. The fair value was determined based on a July 1992 independent appraisal of the property. A valuation allowance of $140,000 was also established at the time of foreclosure for the estimated costs to sell the property. At December 31, 1994, the carrying value of the property was reduced to $900,000 to reflect an updated property valuation based on the results of the Company's marketing efforts to locate a buyer for the property. The Company intends to continue to actively market this property for sale during 1995.

       During 1994, the Company reached settlements with the guarantors of the foreclosed loan aggregating $320,000. These settlements are payable over four to eight years, with interest rates ranging from non-interest bearing to 7.5%. Income from settlements is recorded as miscellaneous income when received and totalled $34,000 for the three months ended March 31, 1995. The property's operating income and expenses are reflected in the statement of operations as net loss on operations of foreclosed property held for sale and totalled $10,704 for the three months ended March 31, 1995 and $78,732 for the three months ended March 31, 1994.

       The Company expects to have the balance of its available assets invested in mortgage loans to real estate projects by the end of 1995.

Liquidity and Capital Resources

       Funds that have not yet been invested in mortgage loans are primarily invested in marketable mortgage-backed securities until needed for the Company's operations or investments in mortgage loans. Income and principal received with respect to the Company's investment in mortgage loans are also invested in marketable securities pending distribution to shareholders in the form of dividends or reinvestment in mortgage loans. At March 31, 1995, the Company had $25,336,672 invested in net mortgage loans, $883,533 invested in net real estate owned, $10,841,084 invested in marketable mortgage backed securities and $3,714,500 invested in money market funds.

       The Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114), as amended by SFAS 118, on January 1, 1995. Under the new standard, a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is based on the fair value of the underlying collateral. The cumulative effect of adopting the provisions of SFAS No. 114 was not significant.

       On March 14, 1995, the Company's Board of Directors announced its preliminary approval for a private placement of securities. The Company expects to generate proceeds of approximately $50 million. At March 31, 1995, $238,000 of professional fees have been incurred and deferred in connection with this transaction.

       The Company's policy is to declare and pay cash dividends on a quarterly basis. The Company paid dividends totalling $.13 per share during the first three months of 1995, all of which was ordinary income to shareholders. The Company paid dividends totalling $.22 per share during the first three months of 1994.

                                  SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   METROPOLITAN REALTY CORPORATION



Dated: May 11, 1995                By: /s/ Jay B. Rising
                                      --------------------------------------
                                       Jay B. Rising, President
                                       (Chief Executive Officer and
                                        Chief Financial Officer)