Form 10-Q
period 1995-09-30
METROPOLITAN REALTY CORP
filed 1995-11-14
CIK 811516

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)

 __X__  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        for the quarterly period ended September 30, 1995

                                      or

______  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        for the transition period from __________ to __________

                         Commission File Number 1-9450


                     [GRAPHIC OMITTED--Registrant's Logo]


                        METROPOLITAN REALTY CORPORATION
            (Exact name of registrant as specified in its charter)

Michigan                                                           38-2724893
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

                            YES __X__      NO _____

The number of shares outstanding of the registrant's common stock as of September 30, 1995 was 4,532,169.

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                        METROPOLITAN REALTY CORPORATION
                                 BALANCE SHEET
                   September 30, 1995 and December 31, 1994

=============================================================================
                                                 September 30,   December 31,
                                                     1995            1994
-----------------------------------------------------------------------------
ASSETS:
Cash and cash equivalents ....................   $  1,570,762    $  3,529,334
Marketable securities ........................     13,715,418      10,783,048
Mortgage notes receivable:
  Notes, earning .............................     26,989,300      26,393,979
  Allowance for loan losses ..................     (1,600,000)     (1,000,000)
                                                 ------------    ------------
                                                   25,389,300      25,393,979
Real estate owned:
  Foreclosed property held for sale, net of
    accumulated depreciation of $65,866 at
    December 31, 1994 ........................             --       2,034,134
  Valuation allowance ........................             --      (1,134,134)
                                                 ------------    ------------
                                                           --         900,000

Accrued interest and other receivables .......        344,980         255,724
Other assets .................................        308,953         163,083
                                                 ------------    ------------
               Total assets ..................   $ 41,329,413    $ 41,025,168
                                                 ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
  Accounts payable:
    Shareholder ..............................   $      5,500    $      9,036
    Trade ....................................        135,273         175,869
  Deferred income ............................        158,952         129,552
  Deposits from borrowers for property taxes .        117,819         163,452
  Security deposits ..........................             --          66,087
  Other ......................................             --           1,748
                                                 ------------    ------------
               Total liabilities .............        417,544         545,744
                                                 ------------    ------------

Commitments ..................................             --              --

Shareholders' equity:
  Preferred stock, $.01 par value; 5,000,000
    shares authorized; no shares issued
    and outstanding ..........................             --              --
  Common stock, $.01 par value; 25,000,000
    shares authorized; 4,532,169 shares issued
    and outstanding ..........................         45,322          45,322
  Additional paid-in-capital .................     43,355,529      43,355,529
  Unrealized holding losses on marketable
    securities available for sale ............        (16,245)       (356,949)
  Distributions in excess of net investment
    income ...................................     (2,472,737)     (2,564,478)
                                                 ------------    ------------
               Total shareholders' equity ....     40,911,869      40,479,424
                                                 ------------    ------------

                      Total liabilities and
                      shareholders' equity ...   $ 41,329,413    $ 41,025,168
                                                 ============    ============

=============================================================================

   The accompanying notes are an integral part of the financial statements.

                        METROPOLITAN REALTY CORPORATION
                            STATEMENT OF OPERATIONS
                  for the three months and nine months ended
                   September 30, 1995 and 1994 and the year
                            ended December 31, 1994

==============================================================================================================================
                                                   Three months ended                Nine months ended            Year ended
==============================================================================================================================
                                           Sept. 30, 1995    Sept. 30, 1994   Sept. 30, 1995   Sept. 30, 1994    Dec. 31, 1994
------------------------------------------------------------------------------------------------------------------------------
Income:
  Interest income from mortgage notes        $   699,620        $  728,339       $2,052,007       $2,369,964       $ 3,073,230
  Investment income ..................           264,121           146,199          702,812          368,494           555,849
  Miscellaneous income ...............             9,786            62,612           96,107           66,842           228,949
                                             -----------        ----------       ----------       ----------       -----------

        Total income .................           973,527           937,150        2,850,926        2,805,300         3,858,028
                                             -----------        ----------       ----------       ----------       -----------

Operating expenses:
  Change in allowance for loan losses            850,000                --          600,000               --          (461,500)
  General and administrative .........           308,074           117,707          601,261          343,615           436,562
  Net loss (income) from
    foreclosed property held for sale               (827)            4,604          334,238          124,699         1,295,416
                                             -----------        ----------       ----------       ----------       -----------

        Total operating expenses .....         1,157,247           122,311        1,535,499          468,314         1,270,478
                                             -----------        ----------       ----------       ----------       -----------

        Net investment income (loss) .       $  (183,720)       $  814,839       $1,315,427       $2,336,986       $ 2,587,550
                                             ===========        ==========       ==========       ==========       ===========

Net investment income (loss) per share       $      (.04)       $      .18       $      .29       $      .52       $       .57
                                             ===========        ==========       ==========       ==========       ===========

Weighted average shares of common
  stock outstanding ..................         4,532,169         4,532,169        4,532,169        4,532,169         4,532,169
                                             ===========        ==========       ==========       ==========       ===========

==============================================================================================================================

   The accompanying notes are an integral part of the financial statements.

                        METROPOLITAN REALTY CORPORATION
                            STATEMENT OF CASH FLOWS
             for the nine months ended September 30, 1995 and 1994

=============================================================================================
                                                                    Nine months ended
                                                            Sept. 30, 1995     Sept. 30, 1994
---------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net investment income ...............................       $ 1,315,427        $ 2,336,986
                                                              -----------        -----------
  Adjustments to reconcile net investment income to
    net cash provided by operating activities:
    Change in allowance for loan losses ...............           600,000                 --
    Valuation provision for foreclosed property .......           314,421                 --
    Amortization of loan origination fees .............           (36,883)           (73,166)
    Depreciation expense ..............................            42,382             53,252
    Other .............................................            15,861             13,121
    Expiration of commitment fees .....................                --            (22,838)
    Increase in assets:
      Receivables .....................................           (89,256)           (24,964)
      Other assets ....................................          (148,560)           (16,096)
    Increase (decrease) in liabilities:
      Accounts payable ................................           (44,132)           (66,676)
      Deposits and other liabilities ..................          (113,468)            18,153
                                                              -----------        -----------

              Total adjustments .......................           540,365           (119,214)
                                                              -----------        -----------

              Net cash provided by operating activities         1,855,792          2,217,772
                                                              -----------        -----------

Cash flows from investing activities:
  Purchases of marketable securities ..................        (3,507,382)        (2,027,021)
  Collections of principal from marketable securities .           899,855            908,831
  Loan disbursements ..................................          (402,047)                --
  Loan repayments .....................................           274,721          3,511,304
  Cash proceeds from sale of foreclosed property, net .            92,157                 --
  Commitment and loan extension fees received .........            63,525             38,000
  Loan origination expenses paid ......................           (10,237)                --
  Capital expenditures ................................            (1,270)                --
                                                              -----------        -----------

              Net cash provided by (used in) investing
                 activities ...........................        (2,590,678)         2,431,114
                                                              -----------        -----------

Cash flows from financing activities:
  Dividends paid ......................................        (1,223,686)        (1,767,546)
                                                              -----------        -----------

Net increase (decrease) in cash and cash equivalents ..        (1,958,572)         2,881,340
Cash and cash equivalents, beginning of period ........         3,529,334          2,336,939
                                                              -----------        -----------
Cash and cash equivalents, end of period ..............       $ 1,570,762        $ 5,218,279
                                                              ===========        ===========

=============================================================================================

   The accompanying notes are an integral part of the financial statements.

                        METROPOLITAN REALTY CORPORATION

                         Notes to Financial Statements


1.      BASIS OF PRESENTATION

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in Metropolitan Realty Corporation's (the "Company") annual report on Form 10-K for the fiscal year ended December 31, 1994.

        The accompanying financial statements for the three months and nine months ended September 30, 1994 reflect certain reclassifications to be consistent with the presentation adopted for the three months and nine months ended September 30, 1995.

2.      EARNINGS PER SHARE

        The earnings per share for the three months and nine months ended September 30, 1995 and 1994 and the year ended December 31, 1994 are based on the weighted average number of shares of common stock outstanding during the period.

3.      MARKETABLE SECURITIES

        Marketable securities available for sale are carried at market value and unrealized gains and losses are included in a separate component of shareholders' equity. Shareholders' equity at September 30, 1995 includes net unrealized holding losses on marketable securities of $16,245 at September 30, 1995 and $356,949 at December 31, 1994.
        Marketable securities at September 30, 1995 and December 31, 1994 consist of Federal National Mortgage Association and Federal Home Loan Mortgage Corporation mortgage-backed securities. Realized gains and losses on sales of securities are determined based upon specific identification.

        The net loss on the sales of marketable securities included in investment income in the accompanying statement of operations for the three months and nine months ended September 30, 1995 aggregated $7,927 and $15,861, respectively. The net loss on the sales of marketable securities included in investment income for the three months and nine months ended September 30, 1994 aggregated $5,877 and $13,121, respectively. At September 30, 1995, all marketable securities are considered available for sale.

4.      MORTGAGE NOTES RECEIVABLE

        Mortgage notes receivable as of the dates indicated are summarized as follows:

======================================================================================
                                                 September 30, 1995  December 31, 1994
--------------------------------------------------------------------------------------
9.09% Mortgage note receivable, net of loan           $4,216,547         $4,238,157
origination fees of $28,789 at September 30,
1995 and $31,985 at December 31, 1994, due
monthly in installments of principal and
interest of $35,494 through December 2000

10.0% and 10.5% Mortgage note receivable,                967,313            971,030
net of loan origination fees of $6,834 at
September 30, 1995 and $7,760 at December
31, 1994, due monthly in varying
installments of principal and interest
through December 1999

9.3752% Mortgage note receivable, net of               2,116,050          2,127,504
loan origination fees of $6,962 at September
30, 1995 and $8,216 at December 31, 1994, due
monthly in installments of principal and
interest of $18,298 through January 2000

10.25% Mortgage note receivable, net of loan           1,819,897          1,836,190
origination fees of $18,856 at September 30,
1995 and $21,407 at December 31, 1994, due
monthly in varying installments of principal
and interest through April 2000

8.0% and 9.5% Mortgage note receivable, net            1,364,957          1,369,349
of loan origination fees of $6,267 at
September 30, 1995 and $7,045 at December
31, 1994, due monthly in varying
installments of principal and interest
through August 2000

9.25% Mortgage note receivable, net of loan              616,596            622,842
origination fees of $9,258 at September 30,
1995 and $10,408 at December 31, 1994, due
monthly in installments of principal and
interest of $5,800 through September 2000

9.875% Mortgage note receivable, net of loan             671,038            673,579
origination fees of $6,381 at September 30,
1995 and $7,109 at December 31, 1994, due
monthly in varying installments of principal
and interest through October 2000

10.5% Mortgage note receivable, net of loan              942,008            945,613
origination fees of $4,359 at September 30,
1995 and $4,828 at December 31, 1994, due
monthly in varying installments of principal
and interest through December 2000

11.25% Mortgage note receivable, net of loan           2,106,026          2,119,938
origination fees of $13,807 at September 30,
1995 and $15,321 at December 31, 1994, due
monthly in installments of principal and
interest of $21,961 through October 2000

10.25% Mortgage note receivable, net of loan             259,301            261,166
origination fees of $3,847 at September 30,
1995 and $4,282 at December 31, 1994, due
monthly in varying installments of principal
and interest through January 2001

========================================================================================
                                                   September 30, 1995  December 31, 1994
----------------------------------------------------------------------------------------
11.25% Mortgage note receivable, net of loan          $  1,579,520      $  1,589,953
origination fees of $10,355 at September 30,
1995 and $11,491 at December 31, 1994, due
monthly in installments of principal and
interest of $16,471 through October 2000

9.5% Mortgage note receivable, net of loan                 720,636           723,425
origination fees of $9,592 at September 30,
1995 and $10,613 at December 31, 1994, due
monthly in varying installments of principal
and interest through February 2001

9.875% Mortgage note receivable, net of loan             2,448,910         2,458,787
origination fees of $16,240 at September 30,
1995 and $17,951 at December 31, 1994, due
monthly in varying installments of principal
and interest through January 1999

10.25% and 9.75% Mortgage notes receivable,              2,337,852         2,362,444
net of loan origination fees of $23,674 at
September 30, 1995 and $34,370 at December
31, 1994, due monthly in varying
installments of principal and interest
through April 1997

10.25% and 12.25% Mortgage notes receivable,             2,247,475         2,350,670
net of loan origination fees of $14,258 at
September 30, 1995 and $20,715 at December
31, 1994, due monthly in varying
installments of principal and interest
through April 1997

10.25% Mortgage note receivable, net of loan             1,742,985         1,743,332
origination fees of $53,807 at September 30,
1995 and $56,668 at December 31, 1994, due
monthly in installments of interest only
through April 1995 at which time varying
installments of principal and interest will
be due monthly through April 2003

10.00% Mortgage note receivable due monthly                454,029                --
in installments of principal and interest of
$4,889 through August 2000

Bank prime rate plus 1% Mortgage note                      378,160                --
receivable of $1,365,000 with $402,047                ------------      ------------
disbursed at September 30, 1995, net of
loan origination fees of $23,887 at September 30,
1995 due monthly in installments of interest only
until final closing, July 1997, at which time
payments of principal and interest of $12,355
will be due monthly through July 2007
                                                      ------------      ------------
                                                        26,989,300        26,393,979

Allowance for loan losses                               (1,600,000)       (1,000,000)
                                                      ------------      ------------

Mortgage notes receivable, net of allowance           $ 25,389,300      $ 25,393,979
for loan losses                                       ============      ============


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

        The Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114), as amended by SFAS 118, on January 1, 1995. Under the new standard, a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is based on the discounted cash flows of the underlying collateral. The cumulative effect of adopting the provisions of SFAS No. 114 was not significant.

        At September 30, 1995, the total recorded investment in impaired loans, as defined by SFAS 114, was $5,826,000. The allowance related to these loans was increased by $850,000 during the third quarter of 1995. The Company determined an increase in the allowance was necessary as a result of the continued deterioration of the underlying collateral and limited market rent potential on certain loans. In its analysis of the adequacy of the allowance for loan losses, the Company used operating cash flow analyses and other information obtained through an independent valuation of the Company's mortgage portfolio performed in conjunction with the proposed restructuring discussed in
        Note 10.

5.      REAL ESTATE OWNED

        The Company had been carrying an apartment building obtained through a foreclosure at its estimated fair value which was $900,000 at December 31, 1994. The carrying value was written down to $555,000 during the quarter ended June 30, 1995 as the result of an offer to purchase the property. On August 1, 1995, a sale of this property was consummated. In accordance with the terms of the purchase agreement, the Company received $100,000 of the purchase price at the August 1, 1995 settlement date. The remaining $455,000 of the purchase price will be paid, pursuant to the terms of a mortgage note bearing interest at 10% per annum, in monthly installments of principal and interest of $4,889 commencing in September 1995 until maturity in August 2000, at which time the remaining unpaid principal of approximately $375,000 is due. The mortgage note is guaranteed by the borrower and may be prepaid in whole or in part at any time.

        During 1994, the Company reached settlements with the guarantors of the foreclosed loan aggregating $320,000. These settlements are payable over four to eight years, commencing in 1995, with interest rates ranging from non-interest bearing to 7.5%. Income from the settlements is recognized by the Company when received and is recorded as miscellaneous income in the statement of operations. Settlement income totalled $9,450 and $52,450 for the three months and nine months ended September 30, 1995, respectively.

        The property's operating income and expenses are reflected in the statement of operations. The net loss from foreclosed property held for sale totalled $334,238 for the nine months ended September 30, 1995 and $124,699 for the nine months ended September 30, 1994 and consisted of the following:

=======================================================================
                                          Nine Months Ended
-----------------------------------------------------------------------
                                September 30, 1995   September 30, 1994
-----------------------------------------------------------------------
Rental Income ............            $432,292            $504,954
                                      --------            --------

Expenses:
  Operating expenses .....             382,296             540,086
  Valuation provision* ...             314,421                --
  Depreciation expense ...              38,422              49,400
  Management fees ........              23,779              26,738
  Professional fees ......               7,612              13,429
                                      --------            --------

          Total expenses .             766,530             629,653
                                      --------            --------

Net loss from foreclosed
property held for sale ...            $334,238            $124,699
                                      ========            ========

* - Net of selling expenses
=======================================================================

6.      DIVIDENDS

        Under pertinent provisions of the Internal Revenue Code (the "Code"), a real estate investment trust may consider a dividend declared in a subsequent year to be a distribution of income of the immediately prior year and thus reduce income subject to income tax. On March 10, 1995, the Board of Directors of the Company declared a cash dividend of $.13 per share of common stock, to its shareholders of record on March 21, 1995, payable on March 31, 1995. Of this dividend, $.06 was payable from income earned by the Company in 1994 and $.07 was payable from 1995 income. On June 8, 1995, the Board of Directors of the Company declared a cash dividend of $.07 per share of common stock, to its shareholders of record on June 21, 1995, payable on June 30, 1995 from 1995 income. On September 8, 1995, the Board of Directors of the Company declared a cash dividend of $.07 per share of common stock to its shareholders of record on September 20, 1995 payable on September 29, 1995 from 1995 income. These dividends are taxable to shareholders as ordinary income.

7.      INCOME TAXES

        The Company intends to operate at all times to qualify as a real estate investment trust under the Code. In general, each year qualification is met, income is not subject to federal income tax at the Company level to the extent distributed to shareholders. The Company thus intends to distribute at least 95% of its net investment income to its shareholders. Accordingly, no provision for income taxes has been made for the three and nine months ended September 30, 1995.

8.      RELATED PARTY TRANSACTIONS

        The Company was involved in various transactions with affiliates as follows:

        Consulting fees under a contractual agreement aggregating $33,390 and $31,800 were earned by an officer of the Company during the nine months ended September 30, 1995 and 1994, respectively.

        Fees aggregating $18,210 and $14,259 during the nine months ended September 30, 1995 and 1994, respectively, were earned by a shareholder of the Company for providing various investment and other services to the Company.

        During the nine months ended September 30, 1995 and 1994, one of the Company's directors was a member of a law firm which provides legal services to the Company. Fees for legal services provided by the law firm amounted to $230,805 for the nine months ended September 30, 1995, of which $163,083 relates to the transaction discussed in Note 10, and $94,366 for the nine months ended September 30, 1994.

9.      COMMITMENTS

        At September 30, 1995, the Company had outstanding loan commitments aggregating $2,413,000.

10.     OTHER

        On September 8, 1995, the Company's Board of Directors gave its approval for the generation of additional capital through a limited liability company ("LLC") to be formed and for a proposed restructuring of the Company into the LLC. The Company expects to raise new capital of approximately $50 million through the private placement of securities by the LLC. Distributions to current Company shareholders under the proposed LLC restructuring are expected to remain consistent with current levels. At September 30, 1995, $450,000 of professional fees have been incurred in connection with this transaction, of which $250,000 have been deferred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

        The Company's investment in mortgage loans represented 61% and 62% of its assets at September 30, 1995 and December 31, 1994 or $25,389,300 and $25,393,979, respectively. The range of yields on earning mortgage loans closed from the Company's inception through September 30, 1995 ranges from 8% to 12.25%. At September 30, 1995, the Company had outstanding loan commitments for additional commercial and residential land development loans aggregating $2,413,000.

         The overall average yield on interest earning assets was 8.8% for the nine months ended September 30, 1995 and 9.6% for the year ended December 31, 1994. The average amount held in marketable mortgage-backed securities, net of unrealized holding gains and losses for the nine months ended September 30, 1995, was $11.5 million. The average yield on marketable mortgage-backed securities

(based on total yield divided by average amount of investments) was 5.7% for the nine months ended September 30, 1995 and 4.6% for the year ended December 31, 1994.

        Investment income increased $117,922 to $264,121 for the third quarter of 1995 from $146,199 for the third quarter of 1994. Of the increase, $130,768 was the result of an increase in investment income from marketable mortgage-backed securities offset by a $12,846 decrease in investment income from money market securities. Investment income increased $334,318 to $702,812 for the first nine months of 1995 from $368,494 for the first nine months of 1994. Of the increase, $279,343 and $54,975 were the result of increased investment income from marketable mortgage-backed securities and money market securities, respectively.

        Investment income from marketable mortgage-backed securities increased $130,768 to $218,431 for the third quarter of 1995 from $87,663 for the third quarter of 1994. Of the increase, $39,420 was the result of an increase in the average amount invested in marketable mortgage-backed securities and $91,348 was the result of an increase in average yield. Investment income from marketable mortgage-backed securities increased $279,343 to $537,982 for the first nine months of 1995 from $258,639 for the first nine months of 1994. Of the increase, $149,960 was the result of an increase in average yield and $129,383 was the result of an increase in the average amount invested in marketable mortgage-backed securities.

        Investment income from money market securities decreased $12,846 to $45,690 for the third quarter of 1995 from $58,536 for the third quarter of 1994. Of the decrease, $25,595 was the result of a decrease in the average amount invested in money market securities offset by a $12,749 increase in average yield. Investment income from money market securities increased $54,975 to $164,830 for the first nine months of 1995 from $109,855 for the first nine months of 1994. Of the increase, $60,886 was the result of an increase in average yield offset by a $5,911 decrease due to a decrease in the average amount invested in money market securities.

        Interest income from mortgage notes decreased $28,719 to $699,620 for the third quarter of 1995 from $728,339 for the third quarter of 1994. Of the decrease, $27,570 was the result of a decrease in the average amount invested in loans and $1,149 was the result of a decrease in average yield. Interest income from mortgage notes decreased $317,957 to $2,052,007 for the first nine months of 1995 from $2,369,964 for the first nine months of 1994. Of the decrease, $221,532 was the result of a decrease in the average amount invested in loans and $96,425 was the result of a decrease in average yield.

        Operating expenses increased $1,034,936 to $1,157,247 for the third quarter of 1995 from $122,311 for the third quarter of 1994. This increase resulted primarily from an $850,000 increase in the allowance for loan losses and a $200,000 increase in general and administrative expenses for costs associated with the Company's proposed restructuring into a limited liability company. Operating expenses increased $1,067,185 to $1,535,499 for the first nine months of 1995 from $468,314 for the first nine months of 1994. This increase consisted of a $600,000 increase in the allowance for loan losses, a $209,539 increase in the net loss from foreclosed property held for sale, which was largely attributable to an increase in the provision for valuation allowance, a $200,000 increase in general and administrative expenses for costs of the Company's proposed restructuring, and a $57,646 increase in other general and administrative expenses, due primarily to increased loan advisory and professional service fees.

        Net investment income decreased to a $183,720 net loss, or $.04 loss per share, for the third quarter of 1995 from $814,839 net income, or $.18 per share, for the third quarter of 1994. Net investment income decreased to $1,315,427, or $.29 per share, for the first nine months of 1995 from $2,336,986, or $.52 per share, for the first nine months of 1994.

        Management reviews, on a regular basis, factors which adversely affect its mortgage loans, including occupancy levels, rental rates and property values. It is possible that economic conditions in Southeast Michigan and the nation in general may adversely affect certain of the Company's loans. The allowance related to these loans was increased by $850,000 during the third quarter of 1995. The Company determined an increase in the allowance was necessary as a result of the continued deterioration of the underlying collateral and limited market rent potential on certain loans. In its analysis of the adequacy of the allowance for loan losses, the Company used operating cash flow analyses and other information obtained through an independent valuation of the Company's mortgage portfolio performed in conjunction with its proposed restructuring.

        The Company had been carrying an apartment building obtained through a foreclosure at its estimated fair value which was $900,000 at December 31, 1994. The carrying value was written down to $555,000 during the quarter ended June 30, 1995 as the result of an offer to purchase the property. On August 1, 1995, a sale of this property was consummated. In accordance with the terms of the purchase agreement, the Company received $100,000 of the purchase price at the August 1, 1995 settlement date. The remaining $455,000 of the purchase price will be paid, pursuant to the terms of a mortgage note bearing interest, at 10% per annum, in monthly installments of principal and interest of $4,889 commencing in September 1995 until maturity in August 2000, at which time the remaining unpaid principal of approximately $375,000 is due. The mortgage note is guaranteed by the borrower and may be prepaid in whole or in part at any time.

        During 1994, the Company reached settlements with the guarantors of the foreclosed loan aggregating $320,000. These settlements are payable over four to eight years, with interest rates ranging from non-interest bearing to 7.5%. Income from settlements is recorded as miscellaneous income when received and totalled $9,450 and $52,450 for the three months and nine months ended September 30, 1995. The property's operating income and expenses are reflected in the statement of operations as net loss from foreclosed property held for sale and totalled $334,238 for the nine months ended September 30, 1995 and $124,699 for the nine months ended September 30, 1994.

        The Company expects to have the balance of its available assets invested in mortgage loans to real estate projects by the end of 1996.

Liquidity and Capital Resources

        Funds that have not yet been invested in mortgage loans are primarily invested in marketable mortgage-backed securities until needed for the Company's operations or investments in mortgage loans. Income and principal received with respect to the Company's investment in mortgage loans are also invested in marketable securities pending distribution to shareholders in the form of dividends or reinvestment in mortgage loans. At September 30, 1995, the Company had $25,389,300 invested in net mortgage loans, $13,715,418 invested in marketable mortgage-backed securities and $1,454,219 invested in money market funds.

        At September 30, 1995, the Company had outstanding loan commitments aggregating $2,413,000 which are expected to close by the end of 1995. The source of funds to satisfy these commitments will be the Company's marketable securities. The Company anticipates that its sources of cash are more than adequate to meet its liquidity needs.

        On September 8, 1995, the Company's Board of Directors gave its approval for the generation of additional capital through a limited liability company ("LLC") to be formed and for a proposed restructuring of the Company into the LLC. The Company expects to raise new capital of approximately $50 million through the private placement of securities by the LLC. Distributions to current Company shareholders under the proposed LLC restructuring are expected to remain consistent with current levels. At September 30, 1995, $450,000 of professional fees have been incurred in connection with this transaction, of which $250,000 have been deferred.

        The Company's policy is to declare and pay cash dividends on a quarterly basis. The Company paid dividends totalling $.27 per share during the first nine months of 1995, all of which was ordinary income to shareholders. The Company paid dividends totalling $.39 per share during the first nine months of 1994.

                                   SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            METROPOLITAN REALTY CORPORATION



Dated: November 13, 1995                    By: /s/ Jay B. Rising, President
                                                ----------------------------
                                                Jay B. Rising, President
                                                (Chief Executive Officer and
                                                 Chief Financial Officer)