Form 10-K
period 1995-12-31
METROPOLITAN REALTY CORP
filed 1996-04-01
CIK 811516

FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the fiscal year ended December 31, 1995

                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the transition period from ________ to ________


                          Commission File No. 1-9450

                        METROPOLITAN REALTY CORPORATION
- ----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Michigan                                  38-2724893
- ----------------------------------------------------------------------------
(State of incorporation)          (I.R.S. Employer Identification No.)


                            535 Griswold, Suite 748
                            Detroit, Michigan 48226
- ----------------------------------------------------------------------------
                   (Address of principal executive offices)

              Registrant's Telephone Number, including area code:
                                (313) 961-5552

             Securities registered pursuant to Section 12(b) of the Act:

Title of Class                        Name of each exchange on which registered
- --------------                        -----------------------------------------
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

                             YES ___X___ NO ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K.

                             YES _____ NO ___X___

The aggregate market value of the Registrant's voting stock held by non-affiliates as of March 22, 1996 was $15,023,741. The number of shares outstanding of the Registrant's common stock as of March 22, 1996 was 4,532,169.

                        METROPOLITAN REALTY CORPORATION

                      INDEX TO ANNUAL REPORT ON FORM 10-K
                 (For the Fiscal Year Ended December 31, 1995)


                                                                          Page
                                                                          ----
PART I
         ITEM 1.  BUSINESS..................................................1
         ITEM 2.  PROPERTIES................................................2
         ITEM 3.  LEGAL PROCEEDINGS.........................................2
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......2

PART II
         ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS...............................2
         ITEM 6.  SELECTED FINANCIAL DATA...................................3
         ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.......................4
         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA*..............9
         ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.......................9

PART III
         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........9
         ITEM 11. EXECUTIVE COMPENSATION...................................14
         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT...........................................15
         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........17

PART IV
         ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                  ON FORM 8-K..............................................18


* The Company's financial statements are set forth in the separate financial section which follows page 21 of this Form 10-K and begins on page F-1.

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

     As a REIT, the Company is required to invest most of its assets in real estate assets, cash, and government securities. The Company intends to invest substantially all of its assets in mortgage loans to real estate projects located in southeastern Michigan in the counties of Wayne and Macomb. At December 31, 1995, the Company's total mortgage loan portfolio is invested 74% in projects located in the City of Detroit, 11% in projects located in the County of Macomb, and 15% in projects located in the County of Wayne outside of the City of Detroit.

     The Company's mortgage loans include financing for industrial and mixed-use facilities, office buildings, and retail and residential centers. The Company has favored investments that will provide a competitive return and permanent financing for projects which create construction jobs and stimulate the Southeast Michigan economy. All mortgage loans to date are collateralized by a first lien on real property. At December 31, 1995, the Company's largest loan approximates 10% of its total assets, and the carrying value of all mortgage loans approximates 61% of its total assets.

     Funds that have not yet been invested in mortgage loans are primarily invested in marketable mortgage-backed securities until needed for the Company's operations or investments in mortgage loans. As of December 31, 1995, approximately 32% of the Company's net assets remained invested in marketable securities. The Company believes that its mortgage loans and marketable mortgage-backed securities will provide a competitive economic return to its shareholders while protecting their capital.

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

     During 1995, the Company had one full-time administrative employee. The day-to-day operations of the Company are administered by the Executive Vice President who serves on a part-time basis under the direction of the President and the Executive Committee. Members of the Board of Directors serve without pay as officers and committee members and devote a considerable amount of time to the administration and operations of the Company.

ITEM 2. PROPERTIES.

     The Company's executive offices are located at Suite 748, 535 Griswold, Detroit, Michigan, 48226. The Company rents this office space under a month-to-month lease which provides for a monthly rental of approximately $1,513, which is comparable to prevailing rentals for similar facilities. The Company's offices are suitable and adequate for the current operations of the Company.

ITEM 3. LEGAL PROCEEDINGS.

     There are no material legal proceedings pending, or, to the knowledge of the Company, threatened, to which the Company is a party or by which its property may be bound.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's shareholders since the Annual Meeting of Shareholders held June 8, 1995.


                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

     The Company's common stock is traded on the American Stock Exchange (the "Exchange"). The Company is listed for trading on the Exchange under the symbol "MET". The following table sets forth the high and low sales prices on the Exchange and dividends paid per share during each quarter of the years ended December 31, 1995 and 1994:

                         1995                          1994
               ---------------------------    --------------------------
                                 Dividends                     Dividends
               High      Low       Paid       High      Low      Paid
               ----      ---       ----       ----      ---      ----
1st Quarter    6-1/8    5-5/8      $.13       6-3/8    5-1/8     $.22
2nd Quarter    7-1/8    5-3/4       .07       5-7/8    5-5/8      .12
3rd Quarter    7-1/4    6-3/4       .07         6      5-3/4      .05
4th Quarter    8-7/8    7-1/8       .07       5-3/4    5-5/8      .24
                                   ----                          ----
                                   $.34                          $.63
                                   ====                          ====

     As of March 15, 1996, 4,532,169 shares of common stock were issued and outstanding, and the number of shareholders of record was 53.

     The Company intends to continue to pay cash dividends to shareholders on a quarterly basis in aggregate amounts sufficient to distribute at least 95% of its "real estate investment trust taxable income" in order to maintain its status as a REIT under the Tax Code. The Company will continue to furnish annually to each shareholder a statement setting forth distributions paid during the preceding year and their characterization as ordinary income, return of capital or capital gain. All dividends paid in 1995 and 1994 have been ordinary income to shareholders.


ITEM 6. SELECTED FINANCIAL DATA.

     The following table sets forth selected financial data as of December 31, 1995, 1994, 1993, 1992, and 1991 and for the years then ended:


                                      1995(1)       1994(2)      1993(3)      1992(4)      1991(4)
                                      ----          ----         ----         ----         ----

Total income....................... $3,764,059   $3,858,028   $3,715,985   $3,828,950   $4,135,186
Net investment income..............  1,990,203    2,587,550    2,700,898    2,112,662    1,934,853
Net investment income per share....        .44          .57          .60          .47          .43
Total assets....................... 41,760,901   41,025,168   41,626,490   41,235,710   42,189,033
Shareholders' equity............... 41,333,327   40,479,424   41,104,089   40,850,562   41,910,418
Cash dividend per share............        .34          .63          .54          .70          .77
Return on assets...................      4.77%        6.31%        6.49%        5.12%        4.59%
Return on equity...................      4.82%        6.39%        6.57%        5.18%        4.64%
Dividend payout ratio..............       100%         100%         100%         100%       97.98%
Equity to assets ratio.............     98.98%       98.67%       98.75%       99.07%       99.34%

     (1) Net investment income decreased by approximately 23% from $2,587,550, or $.57 per share, for 1994 to $1,990,203, or $.44 per share for 1995. The decrease in net investment income from 1994 to 1995 is due primarily to a $1,061,500 increase in the change in the provision for loan losses and a $405,000 increase in general and administrative expenses, of which $313,000 is for costs associated with the Company's proposed restructuring into a limited liability company, offset by a $963,000 decrease in net loss from foreclosed property held for sale. Of the cash dividend of $.34 per share paid in 1994, $.06 was paid from taxable income earned in 1994 and $.28 was paid from taxable income in 1995. All dividends paid have been ordinary income to shareholders.

     (2) Net investment income decreased by approximately 4% from $2,700,898, or $.60 per share, for 1993 to $2,587,550, or $.57 per share, for 1994. The decrease in net investment income from 1993 to 1994 is due principally to a $994,000 increase in the valuation provision for foreclosed property held for sale, offset by a $462,000 decrease in the allowance for loan losses, a $278,000 decrease in other operating expenses, and $114,000 of income from a loan prepayment penalty. Of the cash dividend of $.63 per share paid in 1994, $.08 was paid from taxable income earned in 1993 and $.55 was paid from taxable income earned in 1994.

     (3) Net investment income increased by approximately 28% from $2,112,662, or $.47 per share, for 1992 to $2,700,898, or $.60 per share, for
1993. The increase in net investment income from 1992 to 1993 is due principally to a $900,000 decrease in allowance for loan losses expense, offset by the net loss from operations of foreclosed property held for sale of approximately $338,000. Of the cash dividend of $.54 per share paid in 1993, $.03 was paid from taxable income earned in 1992 and $.51 was paid from taxable income earned in 1993.






     (4) Net investment income increased by approximately 9% from $1,934,853, or $.43 per share, for 1991 to $2,112,662, or $.47 per share, for 1992. The increase in net investment income from 1991 to 1992 is due principally to a $440,500 decrease in allowance for loan losses expense, offset by an approximately $306,000 decrease in total income. Of the cash dividend of $.70 per share paid in 1992, $.10 was paid from taxable income earned in 1991 and $.60 was paid from taxable income earned in 1992. Of the cash dividend of $.77 per share paid in 1991, $.10 was paid from taxable income earned in 1990 and $.67 was paid from taxable income earned in 1991. Taxable income resulting from undistributed earnings for the year ended December 31, 1991 is $72,088.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

     The Company's net investment in mortgage loans to real estate projects represented 61% of its assets, or $25,364,328, at December 31, 1995 and 62% of its assets, or $25,393,979, at December 31, 1994. The yields on the Company's outstanding mortgage loans range from 7.25% to 12.25%. The weighted average yield of earning mortgage loans is 10.27% at December 31, 1995, as compared to 10.58% at December 31, 1994. The weighted average term of outstanding mortgage loans is 8.94 years. At December 31, 1995, the Company had outstanding loan commitments for additional commercial mortgage loans aggregating $921,000. The amount of marketable securities (which consisted primarily of Federal National Mortgage Association and Federal Home Loan Mortgage Corporation mortgage-backed, pass through securities) held by the Company during 1995 averaged $11,992,000 and earned an average yield of 5.8%, as compared to average marketable security holdings of $8,164,000 which earned an average yield of 4.8% during 1994. The average yield on all interest earning assets was 8.7% for the year ended December 31, 1995 and 8.9% for the year ended December 31, 1994.

     Investment income from marketable securities increased $302,673 to $689,955 for the year ended December 31, 1995 from $387,282 for the year ended December 31, 1994. Of the increase, $186,003 was the result of an increase in the average amount invested in marketable securities and $116,670 was the result of an increase in the average yield earned.

     Investment income from money market securities increased $9,444 to $194,431 for the year ended December 31, 1995 from $184,987 for the year ended December 31, 1994. Of the increase, $56,106 was the result of an increase in average yield offset by a $46,662 decrease in the average amount invested in money market securities.

     Investment income from mortgage loans decreased $318,255 to $2,754,975 for the year ended December 31, 1995 from $3,073,230 for the year ended December 31, 1994. Of the decrease, $233,321 was the result of a decrease in the average amount invested in mortgage loans and $84,934 was the result of a decrease in the average yield.

     Miscellaneous income decreased $86,033 to $142,916 for the year ended December 31, 1995 from $228,949 for the year ended December 31, 1994. The decrease primarily results from

$114,000 in prepayment penalties received in 1994 offset by a $19,000 increase in income from guarantor settlements from 1994 to 1995.

     Operating expenses increased 40% to $1,773,856 for the year ended December 31, 1995 from $1,270,478 for the year ended December 31, 1994. This increase is due to a $1,061,500 increase in the change in the provision for loan losses, a $312,944 increase in general and administrative expenses for costs associated with the Company's proposed restructuring into a limited liability company, and a $92,397 increase in other general and administrative expenses, due primarily to increased loan advisory and professional service fees, offset by a $963,463 decrease in net loss from foreclosed property held for sale.

     Net investment income decreased by 23% to $1,900,203 or $.44 per share, for the year ended December 31, 1995 from $2,587,550, or $.57 per share, for the year ended December 31, 1994 as a result of the items discussed above.

     Management reviews, on a regular basis, factors which may adversely affect its mortgage loans, including occupancy levels, rental rates and property values. It is possible that economic conditions in southeastern Michigan, and the nation in general, may adversely affect certain of the Company's other loans.

     The Company had maintained an allowance for doubtful accounts of $1,461,500 from December 31, 1992 through the third quarter of 1994 to reflect the expected recoverable cash flows from three troubled loans.

     During 1994, the cash flows generated by one of the above loans which had previously been in default, collateralized by a shopping center, increased significantly. As this increase was supported by an improvement in tenant base, the Company determined at December 31, 1994 that this loan no longer required a loss reserve. The loan loss reserve was reduced, accordingly, by $461,500 during the fourth quarter of 1994 to $1,000,000. The other loan with an affiliated borrower, which was also formerly in default, had not exhibited the same magnitude of improvement in cash flows and tenants during 1994. The loan loss reserve, however, was further reduced by $250,000 in the second quarter of 1995, based on the Company's determination that the continued assignment of rents reduced the risk of loss associated with this loan.

     In 1994, only one loan was operating under a loan modification agreement. The borrower was current with the modified debt service requirements during 1994, although the underlying apartment collateral continued to experience high tenant turnover and poor cash flow, and monthly debt service payments were occasionally late. During 1995, the borrower tried unsuccessfully to find a buyer for this property. The physical property collateralizing the loan began to deteriorate as the year progressed. An independent analysis of the loan portfolio performed in the third quarter of 1995, confirmed the deterioration of the property compared to similar properties in the surrounding geographic location. The independent valuation also identified a loan, collateralized by a shopping center which has begun to experience limited market rent potential based on recent commercial developments in its surrounding market area. Based on the results of this independent market valuation, the allowance relating to these loans was increased by $850,000 during the third quarter of 1995. The Company believes that the allowance for loan losses of $1,600,000 at December 31, 1995 is adequate to reflect mortgage loans at their estimated net realizable value.

     On December 23, 1992, the Company obtained an apartment building located in Detroit, Michigan, through a foreclosure sale. This property was the collateral for a construction loan under which the borrower defaulted during 1992. The carrying value of the property was written down to its estimated fair value at the time of foreclosure of $2,100,000, based upon a July 1992 independent appraisal, net of a $140,000 valuation allowance for the estimated costs to sell the property. At December 31, 1994 the carrying value of the property was reduced to $900,000 to reflect an updated property valuation based on the results of the Company's marketing efforts to locate a buyer for the property. The carrying value of the property was further written down to $555,000 during the quarter ended June 30, 1995 as the result of an offer to purchase the property.

     On August 1, 1995, the sale of this property was consummated. In accordance with the terms of the purchase agreement, the Company received $100,000 of the purchase price at the August 1, 1995 settlement date. The remaining $455,000 of the purchase price will be paid, pursuant to the terms of a mortgage note bearing interest at 10% per annum, in monthly installments of principal and interest of $4,889 commencing in September 1995 until maturity in August 2000, at which time the remaining unpaid principal of approximately $375,000 is due. The mortgage note is guaranteed by the borrower and may be prepaid in whole or in part at any time.

     During 1994, the Company reached settlements with the guarantors of the foreclosed loan aggregating $320,000. These settlements are payable over four to eight years, with interest rates ranging from noninterest-bearing to 7.5%. Income from settlements is recorded as miscellaneous income when received and totalled $62,000 and $43,000 for the years ended December 31, 1995 and 1994, respectively. The property's operating income and expenses from the date of foreclosure are reflected in the statement of operations as net loss from foreclosed property held for sale and total $331,953, $1,295,416, and $337,699 for the year ended December 31, 1995, 1994 and 1993, respectively.

     Investment income from mortgage-backed marketable securities decreased $34,968 to $387,282 for the year ended December 31, 1994 from $403,608 for the year ended December 31, 1993. Of the decrease, $9,508 was the result of a decrease in the average amount invested in marketable securities and $26,260 was the result of a decrease in the average yield earned.

     Investment income from money market securities increased $134,211 to $184,987 for the year ended December 31, 1994 from $50,776 for the year ended December 31, 1993. Of the increase, $112,893 was the result of an increase in the average amount invested in money market securities and $21,318 was the result of an increase in average yield.

     Investment income from mortgage loans decreased $40,646 to $3,073,230 for the year ended December 31, 1994 from $3,113,876 for the year ended December 31, 1993. Of the decrease, $210,745 was the result of a decrease in average mortgage loans offset by a $45,326 increase in the stated average yield on all mortgage loans, and a $124,773 increase in interest income from loans which were nonearning at December 31, 1993.

     Miscellaneous income increased $102,162 to $228,949 for the year ended December 31, 1994 from $126,787 for the year ended December 31, 1993. The increase primarily resulted from $114,000 in prepayment penalties received in 1994.

     Operating expenses increased 25% to $1,270,478 for the year ended December 31, 1994 from $1,015,087 for the year ended December 31, 1993. The majority of this increase is due to a $957,717 increase in net loss from foreclosed property held for sale, which was largely attributable to a $994,000 increase in the provision for valuation allowance, offset by a $461,500 decrease in the allowance for loan losses. Other operating expenses decreased $240,826 to $436,562 for the year ended December 31, 1994 from $677,388 for the year ended December 31, 1993. This decrease is due to a $147,363 reduction in general and administrative expenses, primarily as a result of decreased professional service fees, and a $93,463 reduction in amortization of organization costs, which became fully amortized in 1993.

     Net investment income decreased by 4% to $2,587,550, or $.57 per share, for the year ended December 31, 1994 from $2,700,898, or $.60 per share for the year ended December 31, 1993 as a result of the items discussed above.

     Investment income from marketable securities decreased $264,888 to $403,608 for the year ended December 31, 1993 from $668,496 for the year ended December 31, 1992. Of the decrease, $153,487 was the result of a decrease in the average amount invested in marketable securities and $111,401 was the result of a decrease in the average yield earned.

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

     Net investment income increased by 28% to $2,700,898, or $.60 per share, for the year ended December 31, 1993 from $2,112,662, or $.47 per share, for the year ended December 31, 1992 as a result of the items discussed above.

     The Company intends to continue to invest its available funds at competitive market rates in mortgage loans to real estate projects located in southeastern Michigan. Cycles in the local and national economy have affected and could continue to affect the Company's ability to invest its remaining funds in mortgage loans and the yields attainable on such investments. Decreases in market interest rates may result in lower returns on future mortgage loans than on the mortgage loans closed to date. Although the Company expects to have the balance of its available assets fully invested in mortgage loans by the end of 1996 management will continue its prudent approach of approving funding only of those loans which meet appropriate underwriting criteria.

Liquidity and Capital Resources

     Funds that have not yet been invested in mortgage loans are primarily invested in marketable mortgage-backed securities until needed for the Company's operations or investments in mortgage loans. Income and principal received with respect to the Company's investments in mortgage loans are also invested in marketable mortgage backed securities pending distribution to shareholders in the form of dividends or reinvestment in mortgage loans. At December 31, 1995, the Company had $25,364,328 invested in mortgage loans, $9,809,793 invested in marketable mortgage-backed securities, $3,516,940 invested in U.S. Treasury Notes, and $2,294,965 invested in money market funds. The Company does not invest in high risk, mortgage-backed securities such as interest only strips or residual traunches. However, there can be no assurance that cash flows will materialize as scheduled as a result of prepayments of the underlying mortgages.

     At December 31, 1995, the Company had outstanding loan commitments aggregating $921,000. The source of funds to satisfy these commitments will be the Company's marketable securities. The Company anticipates that its sources of cash are more than adequate to meet its liquidity needs.

     On September 8, 1995, the Company's Board of Directors gave its approval for a proposed restructuring of the Company into a limited liability company ("LLC") and the generation of additional capital through the LLC. The Company expects to raise new capital of $25 to $50 million through the private placement of securities by the LLC. Current company shareholders with fewer than 50,000 shares will receive a cash payment, in lieu of a membership interest in the LLC, which approximates the book value of their shares, or approximately $1.05 million in the aggregate. This payment will be made with cash from the sale of marketable securities. Distributions to current company shareholders under the proposed LLC restructuring are expected to remain consistent with current levels. During the years ended December 31, 1995 and 1994, professional fees incurred in connection with this transaction totaled $495,000 and $131,000, respectively, of which $182,000 and $131,000 have been deferred at December 31, 1995 and 1994, respectively.

     Net cash generated by operating activities during 1995 aggregated $2,555,102, including $2,898,231 in net investment income adjusted for noncash depreciation and amortization expense, the valuation provisions for mortgage loans and foreclosed property held for sale, and amortization of net loan origination fees.

     Net cash used in investing activities during 1995 aggregated $2,097,276 and consisted primarily of purchases of marketable securities and loan disbursements offset by collections of principal from marketable securities and loan repayments. The Company purchased $3,507,381 of marketable securities and disbursed $444,293 in loans. The Company collected $1,345,072 of principal from marketable mortgage-backed securities and $355,151 of loan repayments.

     Financing activities in 1995 consisted of dividend payments to shareholders of $1,540,939 which represented $.34 per outstanding share.

     The Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114), as amended by SFAS 118, on January 1, 1995. Under these new standards, a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is based on the discounted cash flows of the underlying collateral. The cumulative effect of adopting the provisions of SFAS No. 114 was not significant.

     The Company adopted SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," at December 31, 1995; SFAS 107 requires disclosure of fair value information about financial instruments along with the valuation method and significant assumptions used.

     The Company's policy is to declare and pay cash dividends on a quarterly basis. The Company declared and paid dividends aggregating $.34 per share during the year ended December 31, 1995, compared to $.63 per share during the year ended December 31, 1994 and $.54 per share during the year ended December 31, 1993. The Company declared a dividend of $.11 per share of common stock to its shareholders of record on March 25, 1996 which will be paid on March 29, 1996 from the Company's money market funds.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no changes in the Company's independent public accountants during the past two fiscal years, and the Company does not disagree with such accountants on any matter of accounting principles, practices, or financial statement disclosure.


                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Board of Directors

     The following table sets forth certain information regarding each director, including name, age, principal occupation for the past five years, other directorships with publicly-owned companies or with public institutions, and term of service as a director of the Company. The information set forth in the table was provided to the Company by each director.


                                                                                 Has Served
                                                                                as a Director
    Name and Age                         Principal Occupation                      Since
    ------------                         --------------------                   ------------

Daniel L. Boone, 47         Business Representative, International Union of        1991(2)
                            Operating Engineers Local 324, a labor
                            organization, since 1987. Has been with the
                            Apprenticeship Program since 1989. Previously
                            worked as an Operating Engineer since 1967.

David M. Diegel, 50         Finance Director, Macomb County, Michigan, serving     1993(2)(4)
                            as its Chief Financial Officer since 1984.
                            Previously served as Assistant Finance Director,
                            Audit Officer, and Chief Accountant for the County
                            of Macomb from 1973 to 1984. Currently serves as
                            Secretary to the Macomb County Employees
                            Retirement Commission and as an ex-officio Member
                            of the Macomb County Criminal Justice Building
                            Authority.

Wayne S. Doran, 61          Chairman of the Board of Ford Motor Land               1988(1)(5)
                            Development Corp., a real estate development
                            company, since 1978.

Russell P. Flynn, 63        Treasurer of the Company since 1994; Director,         1988(1)(3)
                            Pension Fund Investments for Chrysler Corporation,
                            where he has been responsible for investment of
                            the pension assets of Chrysler Corporation since
                            1981.

David B. Hanson, 49         Senior Vice President, Walbridge Aldinger, a           1994(2)
                            construction management and general contractor,
                            since 1995. Vice President and General Manager of
                            Turner Construction Co., a construction management
                            company and general contractor, from 1984 to 1995.
                            Serves on the Boards of Directors of Greater
                            Detroit Chamber of Commerce, African American
                            Association of Businesses and Contractors, and
                            Boys Hope-Detroit.

Kenneth L. Hollowell, 51    Secretary-Treasurer, Teamsters Local Union #247,       1992
                            since March 1988, and a staff member and/or
                            officer since May 1971. Served as Member, Policy
                            Committee of the Central Conference of Teamsters
                            from 1992 to 1994. Michigan Teamsters Joint
                            Council #43, Executive Board member since 1989
                            currently its Recording Secretary. Board member
                            Economic Alliance of Michigan. Member of Police
                            Commissioners, City of Detroit, since May 1994.

Robert G. Jackson, 64       President, since 1985, and Executive Vice              1988(2)(3)
                            President, from 1977 to 1985, of Ford Motor Land
                            Development Corp., a real estate development
                            company.


                                                                                 Has Served
                                                                                as a Director
    Name and Age                         Principal Occupation                      Since
    ------------                         --------------------                   -------------

Richard P. Kughn, 66        Chairman of the Board of the Company since July        1987(1)(3)
                            1989. In addition, Chairman and President of Kughn
                            Enterprises, a real estate development and asset
                            management company, since 1979. Chairman Emeritus
                            and minority owner of Lionel L.L.C. Other ventures
                            include: The Upper Deck Company, a sports card
                            manufacturer; The Whitney Restaurant, Detroit;
                            Longbow Productions, a film and television
                            production company. Serves on the Board of
                            Trustees of the University of Detroit Mercy.
                            Serves on the Board of Directors of AAA Michigan,
                            Core Industries, Detroit Chamber of Commerce and
                            Michigan Historical Foundation. Mr. Kughn served
                            as President of Frenchtown Commons Development
                            Company, which filed for relief under Chapter 7 of
                            the United States Bankruptcy Code in 1991.

F. Thomas Lewand, 49        Partner, Bodman, Longley & Dahling LLP since 1992,     1988(1)(4)
                            a Detroit, Michigan-based law firm; practicing
                            attorney with and shareholder of Jaffe, Raitt,
                            Heuer & Weiss, Professional Corporation from 1970
                            to 1992. Serves as a Vice Chairman of the
                            President's Cabinet of the University of Detroit
                            Mercy. Also served as Chairman of the Michigan
                            Democratic Party from 1989- 1990 and Chief of
                            Staff to Michigan Governor Blanchard in 1983.

Ernest Lofton, 64           Vice President, UAW International Union, Director      1991(1)
                            of the UAW National Ford Department and Director
                            of the UAW Michigan Community Action Program
                            Department, since 1989. Served as a member of the
                            UAW International Executive Board since May 1983
                            when elected Director of UAW Region 1A. Serves on
                            the Board of the NAACP; Blue Cross & Blue Shield
                            of Michigan; New Detroit, Inc.; Detroit Economic
                            Growth Corporation; and Economic Alliance of
                            Michigan; National Secretary of the Coalition of
                            Black Trade Unionists and a member of the Economic
                            Policy Council of the UNA.

Robert H. Naftaly, 58       Executive Vice President, Chief Financial Officer      1989(1)(3)
                            and Treasurer of Blue Cross and Blue Shield of
                            Michigan, since 1988. Previously served as Vice
                            President and General Auditor of Detroit Edison
                            Company, an electric utility, since July 1987;
                            Director - Michigan Department of Management and
                            Budget from 1983 to July 1987; and managing
                            partner and founder of Geller, Naftaly & Shapero,
                            C.P.A.s from 1960 to October 1983. Also serves on
                            numerous national and community associations.

Timothy L. Nichols, 45      Secretary of the Company since August 1989.            1989(1)
                            Secretary/Treasurer of the Michigan State Building
                            and Construction Trades Council since 1988. Served
                            as President of the Michigan State Building and
                            Construction Trades Council (from 1985 to 1988)
                            and as Secretary/Treasurer of the Southeast
                            Michigan Building Trades Council (from 1983 to
                            1985). Served as Business Agent, Ironworkers Local
                            #25, from 1979 to 1988.


                                                                                 Has Served
                                                                                as a Director
    Name and Age                         Principal Occupation                      Since
    ------------                         --------------------                   -------------

Jay B. Rising, 43           President of the Company since July 1989.              1988(2)(3)
                            Principal, Miller, Canfield, Paddock and Stone,
                            P.L.C. Chief Deputy Treasurer, State of Michigan,
                            from 1986 to 1991.

Joel A. Schwartz, 34        Project Manager, Ford Motor Land Services              1995(2)
                            Corporation, a real estate developer, since 1990.
                            Adjunct Professor of Corporate Finance, Wayne
                            State University, School of Business
                            Administration, since 1993. Associate, Plante &
                            Moran Certified Public Accountants & Management
                            Consultants, 1983 to 1990.

Harold Smith, 55            Retired. Former Chief City Planner, City of            1995
                            Detroit Planning Department, for 31 years.

Frank D. Stella, 76         Founder (in 1946) and Chairman and Chief Executive     1987(4)(5)
                            Officer of the F.D. Stella Products Company and
                            Chairman of F.D. Stella International New York,
                            engaged in design and distribution of food service
                            and dining equipment. Former chairman of the
                            Finance Committee of the Michigan State Republican
                            Committee, trustee of the University of Detroit
                            Mercy, director of the Economic Club of Detroit,
                            director of Complete Business Solutions, Inc.
                            (CBSI), past member of the Executive Committee of
                            the Republican National Committee, past chairman
                            of the National Republican Heritage Groups
                            Council, past director of the Michigan Chamber of
                            Commerce, past Chairman of the Greater Detroit
                            Chamber of Commerce, past chairman of the
                            Concerned Citizens for the Arts of Michigan,
                            Director and Member of Executive Committee of the
                            Detroit Symphony Orchestra Hall, Chairman of the
                            Board of Merrill Palmer Institute of Wayne State
                            University and Director and Vice President of
                            Michigan Opera Theatre.

Marc Stepp, 73              Executive Director, Institute for Urban and            1987(1)(2)(5)
                            Community Affairs, University of Detroit Mercy.
                            Previously served as Vice President of the
                            International United Auto Workers (`UAW') since
                            1974. Served as director of the UAW's Chrysler
                            Department, General Dynamics Department, Foundry
                            Department and Job Development and Training
                            Department.

James M. Tervo, 49          Executive Assistant to the Mayor, City of Detroit,     1995(2)(4)(5)
                            Michigan, since 1995. Prior to 1995 was a Partner,
                            Dickinson, Wright, Moon, Van Dusen & Freeman, a
                            Detroit, Michigan-based law firm.

Samuel H. Thomas, Jr., 54   Vice Chairman of the Company since August 1989. In     1988(2)
                            addition, Vice President of Phoenix Management
                            since 1994, and owner of Burlington Investments,
                            Inc. (real estate management and development
                            companies, respectively). President of Thomas &
                            Mancinelli Pizza, Inc., from 1987 to 1994. Also
                            serves as a trustee of the Detroit Institute of
                            Arts.


                                                                                 Has Served
                                                                                as a Director
    Name and Age                         Principal Occupation                      Since
    ------------                         --------------------                   -------------

R. Douglas Trezise, 71      Retired. Previously served as Deputy State             1991(4)
                            Treasurer, Michigan Department of Treasury, from
                            1975 to 1990. Was a member of the Michigan House
                            of Representatives from 1971 to 1974. Was employed
                            by General Telephone Company of Michigan (now GTE)
                            from 1950 to 1970. From 1967 to 1975, served as a
                            director of the First Federal Savings and Loan
                            Association of Owosso. Member of Owosso Advisory
                            Committee to First Federal of Detroit (now First
                            Federal of Michigan) from 1975 to 1989. Chairman
                            of State Employees' Retirement Board.

Ronald C. Yee, 43           Director of Risk Management, Wayne County, and         1991(2)(3)
                            since 1990 Assistant Executive Secretary to Wayne
                            County Employees Retirement System. Served as
                            Chief Labor Relations Analyst for Wayne County
                            Labor Relations from 1986 to 1990.

*           Less than 0.1%.

(1)         Member of the Executive Committee
(2)         Member of the Loan Committee
(3)         Member of the Audit Committee
(4)         Member of the Nominating and Personnel Committee
(5)         Member of the Fee and Compensation Committee


     On September 4, 1991, Frenchtown Commons Development Company, a Michigan corporation ("Frenchtown Commons"), filed for relief under Chapter 7 of the United States Bankruptcy Code. Executive officers of Frenchtown Commons included Richard P. Kughn as president. The first meeting of creditors was held on October 1, 1991. The Trustee submitted a report of no assets to the court on December 24, 1991 and the court is now in the process of closing the case. Richard P. Kughn is also a director of Core Industries, a company that is required to file periodic reports with the Securities and Exchange Commission.

     To the Company's knowledge, no director, officer or beneficial owner of more than ten percent of the outstanding Common Stock of the Company failed to file on a timely basis reports, if any, required by Section 16(a) of the Securities Exchange Act of 1934.

Executive Officers

            The table below sets forth certain information concerning the Company's executive officers.

      Name               Age       Office                    Time in Office
      ----               ---       ------                    --------------

Richard P. Kughn*        66   Chairman of the Board          Since July 1989

Samuel H. Thomas, Jr.*   54   Vice Chairman of the Board     Since August 1989

Jay B. Rising*           43   President                      Since July 1989

Nancy A. Mattar*         34   Executive Vice President       Since January 1993

Russell P. Flynn*        63   Treasurer                      Since March 1994

Timothy L. Nichols*      45   Secretary                      Since August 1989

     Prior to becoming the Executive Vice President of the Company in 1993, Ms. Mattar was Vice President of M.S. Goldklang & Co., Inc. (a merchant banking firm in Jersey City, NJ).

*For a discussion of the officers' (other than Ms. Mattar's) principal occupation and business experience during the past five (5) years, see the information provided under "Board of Directors", above.


ITEM 11. EXECUTIVE COMPENSATION.

     Jay B. Rising, the President, serves without compensation as the Chief Executive Officer and Chief Financial Officer of the Company. Nancy A. Mattar, the Executive Vice President, has responsibility for the day-to-day administration of the Company's affairs under the direction of the President and the Executive Committee.

     Cash compensation in the aggregate amount of $42,400.08 was paid, directly or indirectly, to Mattar Consulting Services, Inc. for services rendered during 1995. Nancy A. Mattar, the Executive Vice President, is the record or beneficial owner of all of the outstanding stock of Mattar Consulting Services, Inc. All such compensation was paid pursuant to the Agency and Consulting Agreement described below in Item 13. No cash or other compensation was paid to any other executive officer for services performed during 1995, except to the extent any such individual may have been reimbursed for out-of-pocket expenses incurred in connection with his duties as a member of the Board of Directors or a committee thereof.

     The Bylaws provide that no director is entitled to compensation for serving as a Director in connection with regular or special meetings of the Board of Directors. The Board of Directors may, by the affirmative vote of a majority of directors in office, reimburse directors and committee members for their reasonable out-of-pocket expenses incurred in connection with their duties and may establish reasonable compensation of directors for serving as a member of any committee established by the Board. To date, the Company has not paid any compensation to any director for serving as a member of any committee.

     The Company does have a Fee and Compensation Committee. The current members of the Fee and Compensation Committee are Messrs. Doran, Kughn, Stella, Stepp and Tervo. Mr. Doran serves as Chairman of the Fee and Compensation Committee. The Committee is responsible for recommending the appropriate fees and compensation, if any, to be paid to the Company's executive officers and committee members. During the fiscal year ended December 31, 1995, the Fee and Compensation Committee had one meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Certain Beneficial Owners

     The following table sets forth certain information regarding the entities which, to the Company's knowledge and belief, were the beneficial owners of more than five percent (5%) of the outstanding Common Stock as of December 31, 1995.

                                                  Amount and
                                                  Nature of
                                                  Beneficial     Percent
Name and Address of Beneficial Owner              Ownership      of Class
- ------------------------------------              ---------      --------

Chrysler Corporation Master Retirement Trust...    789,470(1)     17.42%
12000 Oakland Ave.
Highland Park, MI 48203

Ford Motor Company.............................    765,000(1)     16.88%
Ford Motor Company World Headquarters
The American Road
Dearborn, MI 48121

Treasurer, State of Michigan...................    760,000(2)     16.77%
Department of Treasury
Treasury Building
Lansing, MI 48922

Operating Engineers Local 324 Pension Fund.....    500,000(1)     11.03%
37450 Schoolcraft, Suite 110
Livonia, MI 48150

(1) Reflects shares held of record or beneficially as to which the named beneficial owner exercises sole voting and investment power.

(2) The Treasurer of the State of Michigan is the investment fiduciary for the following state-sponsored retirement systems, each of which beneficially owns the indicated number of shares of Common Stock; (a) Public School Employees' Retirement System, 500,000 shares (11.03%); (b) State Employees' Retirement System, 250,000 shares (5.52%); and (c) State Police Retirement System, 10,000 shares (.22%). As the investment fiduciary, the Treasurer, by and through the Department of Treasury's Bureau of Investments, and subject to the authority of an Investment Advising Committee, exercises sole voting and investment power with respect to the shares held by such retirement systems.

Management

     The following table sets forth certain information as of February 9, 1996 regarding ownership of shares of Common Stock by the directors and officers of the Company individually and as a group.


                                                        Amount and
                                                        Nature of
                                                        Beneficial     Percent
         Name of Beneficial Owner                       Ownership(1)   of Class
         ------------------------                       ------------   --------
Daniel L. Boone, Director
David M. Diegel, Director
Wayne S. Doran, Director
Russell P. Flynn, Treasurer, Director
David B. Hanson, Director
Kenneth L. Hollowell, Director
Robert G. Jackson, Director
Richard P. Kughn, Chairman of the Board, Director .....   100            (2)
F. Thomas Lewand, Director
Ernest Lofton, Director
Nancy A. Mattar, Executive Vice President
Robert H. Naftaly, Director
Timothy L. Nichols, Secretary, Director
Jay B. Rising, President, Director
Joel A. Schwartz, Director
Harold Smith, Director
Frank D. Stella, Director .............................   500            (2)
Marc Stepp, Director ..................................   100            (2)
James M. Tervo, Director
Samuel H. Thomas, Jr., Vice Chairman, Director
R. Douglas Trezise, Director
Ronald C. Yee, Director
All current directors and officers of the Company
  as a group (22 persons) .............................   700            (2)

(1) Reflects shares held of record or beneficially as to which the named beneficial owner exercises sole voting and investment power.

(2)  Less than 1%.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company entered into an Agency and Consulting Agreement dated as of February 4, 1993 with Mattar Consulting Services, Inc. ("MCS"), pursuant to which MCS provides certain financial and business consulting and other services to the Company. Nancy A. Mattar is President of MCS and is the Company's Executive Vice President. The Agreement has been extended through December 31, 1996 and provides for annual compensation in the amount of $46,746.

     NBD Bancorp, Inc. ("NBD") is the record holder of 225,000 shares or 4.96% of the outstanding Common Shares. The Company and NBD Bank, N.A. (formerly National Bank of Detroit) (the "Bank"), a wholly-owned subsidiary of NBD, entered into an Investment Management Service Agreement (the "Investment Agreement") dated February 15, 1989, pursuant to which the Bank manages certain of the Company's short-term investments. The Investment Agreement may be terminated by either the Company or the Bank upon thirty (30) days' written notice. The Bank is compensated by the Company for its services at the rate of
 .15 of 1% per annum on the average daily market value of the Company's portfolio, with a minimum annual charge of $5,000. In 1994, fees aggregating $11,280.18 were paid to the Bank for services provided under the Investment Agreement. In 1995, fees aggregating $22,371.69 were paid to the Bank for services provided under the Investment Agreement as well as other services.

     The Company made a $4,376,000 mortgage loan in 1989 to Walbridge Aldinger, a construction management company and general contractor of which Mr. Hanson, a director since 1994, became senior vice president in January 1995. The carrying amount of the mortgage loan, reduced for unamortized loan origination fees received in excess of loan origination costs paid, was $4,265,018 at December 31, 1993, $4,238,157 at December 31, 1994 and
$4,206,330 at December 31, 1995. The mortgage note bears interest at 9.09% and is due in December, 2000.

     Bodman, Longley & Dahling LLP provides legal services to the Company. Mr. Lewand, a director, is a partner in Bodman, Longley & Dahling LLP. Fees for legal services amounted to $306,394 for the year ended December 31, 1995.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

      a.  Documents Filed as part of Report. The following documents are filed
          ---------------------------------
          as part of this Report.

          1.  A list of the financial statements
              required to be filed as part of this Form
              10-K are shown in the "Index to the
              Financial Statements and Schedule" filed herewith.

          2. The financial statement schedule required to be filed as a part of this Form 10- K is shown in the "Index to the Financial
              Statements and Schedule" filed herewith.

          3.  A list of the exhibits required by Item
              601 of the Regulation S-K to be filed as a part of this Form 10-K are shown in the "Index to Exhibits" filed herewith.

      b.  Reports on Form 8-K. The Company did not file any reports on
          -------------------
           Form 8-K during the last quarter of 1995.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 25, 1995                    METROPOLITAN REALTY CORPORATION



                                        By: /s/ Jay B. Rising
                                            --------------------------------
                                            Jay B. Rising, President
                                            (Principal Executive Officer and
                                            Principal Financial Officer)

                                   And By:  /s/ Russell P. Flynn
                                            --------------------------------
                                            Russell P. Flynn, Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature                            Title                Date
    ---------                            -----                -----

 /s/ Jay B. Rising                  Attorney-In-Fact      March 25, 1996
- -------------------------------
*Jay B. Rising

                 *                     Director           March 25, 1996
- --------------------------------
Daniel L. Boone

                 *                     Director           March 25, 1996
- --------------------------------
David M. Diegel

                *                      Director           March 25, 1996
- --------------------------------
Wayne S. Doran

                 *                     Director           March 25, 1996
- --------------------------------
Russell P. Flynn

                 *                     Director           March 25, 1996
- --------------------------------
David B. Hanson

                 *                     Director           March 25, 1996
- --------------------------------
Kenneth L. Hollowell

                 *                     Director           March 25, 1996
- --------------------------------
Robert G. Jackson

                 *                     Director           March 25, 1996
- --------------------------------
Richard P. Kughn

                 *                     Director           March 25, 1996
- --------------------------------
F. Thomas Lewand

                 *                     Director           March 25, 1996
- --------------------------------
Ernest Lofton

                 *                     Director           March 25, 1996
- --------------------------------
Robert H. Naftaly

                 *                     Director           March 25, 1996
- --------------------------------
Timothy L. Nichols

                                       Director           March 25, 1996
Joel A. Schwartz

                 *                     Director           March 25, 1996
- --------------------------------
Harold Smith

                 *                     Director           March 25, 1996
- --------------------------------
Frank D. Stella

    Signature                            Title                Date
    ---------                            -----                -----

                 *                     Director           March 25, 1996
- --------------------------------
Marc Stepp

                 *                     Director           March 25, 1996
- --------------------------------
James M. Tervo

                 *                     Director           March 25, 1996
- --------------------------------
Samuel H. Thomas, Jr.

                 *                     Director           March 25, 1996
- --------------------------------
R. Douglas Trezise

                 *                     Director           March 25, 1996
- --------------------------------
Ronald C. Yee

                INDEX TO THE FINANCIAL STATEMENTS AND SCHEDULE

                                                           PAGES
                                                           -----

REPORT OF INDEPENDENT ACCOUNTANTS                           F-2

BALANCE SHEET, DECEMBER 31, 1995 AND 1994                   F-3

STATEMENT OF OPERATIONS FOR THE YEARS ENDED
     DECEMBER 31, 1995, 1994 AND 1993                       F-4

STATEMENT OF SHAREHOLDERS' EQUITY FOR THE YEARS
     ENDED DECEMBER 31, 1995, 1994 AND 1993                 F-5

STATEMENT OF CASH FLOWS FOR THE YEARS ENDED
     DECEMBER 31, 1995, 1994 AND 1993                       F-6

NOTES TO FINANCIAL STATEMENTS                            F-7--F-29

FINANCIAL STATEMENT SCHEDULE:

     Schedule II - Valuation and Qualifying Accounts        F-30

                     [ letterhead of Coopers & Lybrand ]

Coopers                                          Coopers & Lybrand L.L.P.
& Lybrand
                                                 a professional services firm


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metropolitan Realty Corporation as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


/s/ Coopers & Lybrand LLP

Detroit, Michigan
March 15, 1996

Coopers & Lybrand L.L.P. is a member of Coopers & Lybrand International, a limited liability association incorporated in Switzerland.

                        METROPOLITAN REALTY CORPORATION

                   BALANCE SHEET, December 31, 1995 and 1994

ASSETS                                                                   1995            1994
- ------                                                                   ----            ----

Cash and cash equivalents ........................................   $  2,446,221    $  3,529,334

Marketable securities ............................................     13,326,733      10,783,048

Mortgage notes receivable:
   Notes, earning ................................................     22,726,171      22,187,649
   Notes, related party ..........................................      4,238,157       4,206,330
   Allowance for loan losses .....................................     (1,600,000)     (1,000,000)
                                                                     ------------    ------------
                                                                       25,364,328      25,393,979
Real estate owned:
   Foreclosed property held for sale, net of accumulated
    depreciation of $65,866 at December 31, 1994 .................             --       2,034,134
   Valuation allowance ...........................................             --      (1,134,134)
                                                                     ------------    ------------
                                                                               --         900,000

Accrued interest and other receivables ...........................        282,620         255,724

Other assets .....................................................        340,999         163,083
                                                                     ------------    ------------

                        Total assets .............................   $ 41,760,901    $ 41,025,168
                                                                     ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Accounts payable:
    Shareholder ..................................................   $      5,500    $      9,036
    Trade ........................................................        120,032         175,869
  Deferred income ................................................        153,952         129,552
  Deposits from borrowers for property taxes .....................        146,385         163,452
  Security deposits ..............................................             --          66,087
  Other ..........................................................          1,705           1,748
                                                                     ------------    ------------
                        Total liabilities ........................        427,574         545,744
                                                                     ------------    ------------
Shareholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares
    authorized; no shares issued and outstanding .................             --              --
  Common stock, $.01 par value; 25,000,000 shares
    authorized; 4,532,169 shares issued and
    outstanding ..................................................         45,322          45,322
  Additional paid-in-capital .....................................     43,355,529      43,355,529
  Unrealized holding gains (losses) on marketable securities
     available for sale ..........................................         47,690        (356,949)
  Distributions in excess of net investment income ...............     (2,115,214)     (2,564,478)
                                                                     ------------    ------------
               Total shareholders' equity ........................     41,333,327      40,479,424
                                                                     ------------    ------------

                    Total liabilities and shareholders' equity ...   $ 41,760,901    $ 41,025,168
                                                                     ============    ============

   The accompanying notes are an integral part of the financial statements.



                        METROPOLITAN REALTY CORPORATION

                            STATEMENT OF OPERATIONS
             for the years ended December 31, 1995, 1994 and 1993


                                                   1995          1994           1993
                                                   ----          ----           ----
Income:

  Interest income from mortgage notes ......   $2,754,975   $3,073,230    $3,113,876

  Investment income ........................      866,168      555,849       475,322

  Miscellaneous income .....................      142,916      228,949       126,787
                                               ----------   ----------    ----------

          Total income .....................    3,764,059    3,858,028     3,715,985
                                               ----------   ----------    ----------

Operating expenses:

  Change in allowance for loan losses ......      600,000     (461,500)           --

  General and administrative ...............      841,903      436,562       583,925

  Net loss from foreclosed
    property held for sale .................      331,953    1,295,416       337,699

  Amortization of organization costs .......           --           --        93,463
                                               ----------   ----------    ----------

          Total operating expenses .........    1,773,856    1,270,478     1,015,087
                                               ----------   ----------    ----------

          Net investment income ............   $1,990,203   $2,587,550    $2,700,898
                                               ==========   ==========    ==========

Net investment income per share ............   $      .44   $      .57    $      .60
                                               ==========   ==========    ==========

Weighted average shares of common stock
  outstanding ..............................    4,532,169    4,532,169     4,532,169
                                               ==========   ==========    ==========

   The accompanying notes are an integral part of the financial statements.

                        METROPOLITAN REALTY CORPORATION

                       STATEMENT OF SHAREHOLDERS' EQUITY
             for the years ended December 31, 1995, 1994 and 1993


                                                                          Unrealized        Distributions
                                                                         Holding Gains      in Excess of
                                         Common Stock      Additional     (Losses) on           Net              Total
                                     -------------------    Paid-in        Marketable       Investment        Shareholders'
                                      Shares      Amount    Capital        Securities        Income(1)          Equity
                                      ------      ------   ---------     -------------     -------------     -------------


Balances at January 1, 1993 .......  4,532,169   $45,322   $43,355,529                     $(2,550,289)        $40,850,562

Net investment income .............                                                          2,700,898           2,700,898

Cash dividend of $.54 per share ...                                                         (2,447,371)         (2,447,371)
                                     ---------   -------   -----------                     -----------         -----------
Balances at December 31, 1993 .....  4,532,169    45,322    43,355,529                      (2,296,762)         41,104,089


Net investment income .............                                                          2,587,550           2,587,550

Cash dividend of $.63 per share ...                                                         (2,855,266)         (2,855,266)

Adjustment to beginning balance ...                                        $   3,624                                 3,624
  for change in accounting
  principle (Note 2)

Change in unrealized holding ......                                         (360,573)                             (360,573)
  gains (losses) on marketable
  securities
                                     ---------   -------   -----------     ---------       -----------         -----------
Balances at December 31, 1994 .....  4,532,169    45,322    43,355,529      (356,949)       (2,564,478)         40,479,424


Net investment income .............                                                          1,990,203           1,990,203

Change in unrealized holding ......                                          404,639                               404,639
  gains (losses) on marketable
  securities

Cash dividend of $.34 per share ...                                                         (1,540,939)         (1,540,939)
                                     ---------   -------   -----------     ---------       -----------         -----------
Balances at December 31, 1995 .....  4,532,169   $45,322   $43,355,529     $  47,690       $(2,115,214)        $41,333,327
                                     =========   =======   ===========     =========       ===========         ===========

1 See Note 7 to the financial statements.

   The accompanying notes are an integral part of the financial statements.

                        METROPOLITAN REALTY CORPORATION

                            STATEMENT OF CASH FLOWS
             for the years ended December 31, 1995, 1994 and 1993


                                                                1995         1994           1993
                                                                ----         ----           ----

Cash flows from operating activities:
  Net investment income ..................................  $ 1,990,203   $ 2,587,550   $ 2,700,898
                                                            -----------   -----------   -----------

  Adjustments to reconcile net investment income to net
   cash provided by operating activities:
     Amortization of net loan origination fees ...........      (50,095)     (104,008)      (83,832)
     Allowance for loan losses (recovery) expense ........      600,000      (461,500)           --
     Valuation provision for foreclosed property .........      314,421       994,134            --
     Depreciation and amortization expense ...............       43,702        71,012        98,641
     Expiration of commitment and application fees .......      (15,000)      (22,838)      (21,000)
     Other ...............................................       23,263        16,557        24,223
     (Increase) decrease in assets:
       Accrued interest and other receivables ............      (26,896)      (33,784)       40,085
       Other assets ......................................     (181,926)     (131,293)          190
     Increase (decrease) in liabilities:
       Accounts payable ..................................      (59,373)       16,615        28,566
       Other liabilities .................................      (83,197)       24,566        57,050
                                                            -----------   -----------   -----------

                Total adjustments ........................      564,899       369,461       143,923
                                                            -----------   -----------   -----------

                Net cash provided by operating
                  activities .............................    2,555,102     2,957,011     2,844,821
                                                            -----------   -----------   -----------

Cash flows from investing activities:
  Purchases of marketable securities .....................   (3,507,381)   (4,767,232)           --
  Collections of principal from marketable securities ....    1,345,072     1,093,691     1,874,708
  Loan disbursements .....................................     (444,293)     (150,000)   (1,800,000)
  Loan repayments ........................................      355,151     4,876,191       211,043
  Commitment and loan extension fees received ............       73,525        38,000        40,223
  Cash proceeds from sale of foreclosed property, net ....       92,157            --            --
  Loan origination expenses paid .........................      (10,237)           --       (15,601)
  Capital expenditures ...................................       (1,270)           --            --
  Other receivable repayments ............................           --            --        16,785
                                                            -----------   -----------   -----------

                Net cash provided by (used in)
                  investing activities ...................   (2,097,276)    1,090,650       327,158
                                                            -----------   -----------   -----------

Cash flows used in financing activities,
  dividends paid .........................................   (1,540,939)   (2,855,266)   (2,447,371)
                                                            -----------   -----------   -----------

Net increase (decrease) in cash and cash
  equivalents ............................................   (1,083,113)    1,192,395       724,608

Cash and cash equivalents, beginning of year .............    3,529,334     2,336,939     1,612,331
                                                            -----------   -----------   -----------

Cash and cash equivalents, end of year ...................  $ 2,446,221   $ 3,529,334   $ 2,336,939
                                                            ===========   ===========   ===========

Supplemental disclosure of cash flow
  information, noncash investing activities:
     Receivable from sale of foreclosed property - $455,000.

   The accompanying notes are an integral part of the financial statements.

                        METROPOLITAN REALTY CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION:

   Metropolitan Realty Corporation (the "Company"), incorporated November 13, 1986, was organized to qualify as a real estate investment trust ("REIT") under the provisions of the Internal Revenue Code. As a REIT, the Company is required to invest most of its assets in real estate assets, cash and government securities. The Company intends to invest substantially all of its assets in mortgage loans to real estate projects located in southeastern Michigan in the counties of Wayne and Macomb. At December 31, 1995, the Company's total mortgage loan portfolio is invested 74% in projects located in the City of Detroit, 11% in projects located in the County of Macomb, and 15% in projects located in the County of Wayne outside of the City of Detroit.

   The Company's mortgage loans include financing for industrial and mixed-use facilities, office buildings, and retail and residential centers. The Company has favored investments that will provide a competitive return and permanent financing for projects which create construction jobs and stimulate the Southeast Michigan economy. All mortgage loans to date are collateralized by a first lien on real property. At December 31, 1995, the Company's largest loan approximates 10% of its total assets, and the carrying value of all mortgage loans approximates 61% of its total assets.

2. ACCOUNTING POLICIES:

   The preparation of these financial statements, in order to be presented in conformity with generally accepted accounting principles, requires that management use estimates and assumptions regarding events anticipated and transpired, together with their potential effects upon the reported amounts of assets and liabilities, as well as the disclosures and assessments of contingent liabilities at the date of the financial statements, and in determining the reported amounts of revenues, costs and expenses of the reporting periods. Actual results could differ from those estimates.

   Cash Equivalents

      The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

   Marketable Securities

      The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115), effective January 1, 1994. Under SFAS No. 115, marketable securities available for sale are carried at market value, and unrealized gains and losses are included in a separate component of shareholders' equity. Shareholders' equity includes net unrealized holding gains on marketable securities of $47,690 at December 31, 1995 ($38,133 related to mortgage-backed securities and $9,557 related to U.S. Treasury

                                   Continued

                        METROPOLITAN REALTY CORPORATION

                         NOTES TO FINANCIAL STATEMENTS


2. ACCOUNTING POLICIES, continued:

   Marketable Securities, continued:

      notes) and net unrealized holdings losses on marketable mortgage-backed securities of $356,949 at December 31, 1994. Realized gains or losses on sales of securities are determined based upon specific identification. The realized net loss on marketable securities, included in investment income in the accompanying statement of operations, resulted from called mortgaged-backed securities and aggregated $23,263 for the year ended December 31, 1995 and $16,557 for the year ended December 31, 1994. At December 31, 1995 and 1994, all marketable securities are considered available for sale.

   Allowance for Loan Losses

      The Company adopted SFAS 114, "Accounting by Creditors for Impairment of a Loan", on January 1, 1995. Under the new standard, a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. The cumulative effect of adopting the provisions of SFAS 114 was not significant.

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

      The allowance for loan losses is established through charges to earnings in the form of a provision for credit losses. Increases and decreases in the allowance due to changes in the measurement of the impaired loans are included in the provision for credit losses. Loans continue to be classified as impaired unless they are brought fully current and the collection of scheduled interest and principal is considered probable. When a loan or portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance.


                                   Continued

                        METROPOLITAN REALTY CORPORATION

                         NOTES TO FINANCIAL STATEMENTS


2. ACCOUNTING POLICIES, continued:

   Allowance for Loan Losses, continued:

      The allowance is based upon management's estimates and ultimate losses may vary from the current estimates. These estimates are reviewed by management at least quarterly, and as adjustments become necessary, they are reported in the statement of operations in the period in which they become known.

   Foreclosed Property Held for Sale

      Property acquired through loan foreclosure is initially recorded at the lesser of mortgage loan balance or fair value at the date of foreclosure. Losses, if any, attributable to the excess of the recorded investment including accrued interest over fair value are charged to the allowance for loan losses on mortgage loans at the time of foreclosure. A valuation allowance is also established at the time of foreclosure for the estimated costs to sell the property, as the Company is dependent on the liquidation of the property for the recovery of its investment in foreclosed real estate. Subsequent to foreclosure, the property is carried at the lower of cost or fair value less estimated costs to sell. The property's operating income and expenses from the date of foreclosure are reflected in the statement of operations. Depreciation of the property commences one year from the date of foreclosure. Income from guarantor settlements is recognized when received.

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


                                   Continued

                        METROPOLITAN REALTY CORPORATION

                         NOTES TO FINANCIAL STATEMENTS


2. ACCOUNTING POLICIES, continued:

   Revenue Recognition, continued:

      Interest income is accrued when earned. The Company discontinues the accrual of interest income when circumstances exist which cause the collection of interest to be doubtful. The determination to discontinue accruing interest is made after a review by the Company's management of all relevant facts, including delinquency of principal and/or interest, and financial stability of the borrower. The Company classifies loans on which the accrual of interest has been discontinued as nonearning. Interest income on nonaccrual loans is recognized on a cash basis if the future collectibility of the recorded loan balance is expected. When the future collectibility of the recorded loan balance is doubtful, collection of interest will be applied as a reduction to outstanding loan principal. All mortgage loans held by the Company are classified as earning loans at December 31, 1995 and 1994.


3. MARKETABLE SECURITIES:

     Marketable securities at December 31, 1995 and 1994 consisted of the following:

                                                          1995                            1994
                                                --------------------------      ---------------------------

                           Interest Rate at
                              12/31/95              Cost      Market Value         Cost        Market Value
                           ----------------         ----      ------------         ----        ------------

U.S. Treasury Note .....           6.125%       $ 3,507,383   $ 3,516,940

Federal National .......      6.36%-6.44%         5,956,601     5,948,714       $ 6,504,138    $ 6,218,604
Mortgage Association,
pass through

Federal Home Loan ......      7.92%-8.02%         3,815,059     3,861,079         4,635,859      4,564,444
Mortgage Corporation,                           -----------   -----------       -----------    -----------
pass through
                                                $13,279,043   $13,326,733       $11,139,997    $10,783,048
                                                ===========   ===========       ===========    ===========


     The U.S. Treasury note has a scheduled maturity in July 1996. The mortgage-backed securities mature according to payment characteristics of the underlying loans. The ultimate maturity dates of the mortgage-backed securities held by the Company at December 31, 1995 range from January 2017 to August 2024.

                                   Continued

                        METROPOLITAN REALTY CORPORATION

4.  MORTGAGE NOTES RECEIVABLE:

    Mortgage notes receivable as of dates indicated are summarized as follows:

                                                                                                                      Principal
                                                                                                                      Amount of
                                                                                                                    Loans Subject
                                                                                                                         to
                                                                                          Carrying Amount of         Delinquent
                           Final                                         Face          Mortgages at December 31,*     Principal
              Interest    Maturity        Periodic            Prior   Amount of   ---------------------------------      and
Description     Rate        Date        Payment Terms         Liens    Mortgage       1995        1994        1993     Interest
- -----------   --------    --------      -------------         -----    --------       ----        ----        ----    ---------

First Mortgage Notes on Industrial and Mixed-Use Facilities and Office Buildings:

First           9.09%       December  Monthly payments         None   $4,376,000   $4,206,330  $4,238,157  $4,265,018
mortgage                      2000    of principal and
note on                               interest of $35,494
parking                               until maturity, at
garage in                             which time the
Detroit,                              remaining unpaid
Michigan                              principal balance
                                      of approximately
                                      $4,010,000 is due.
                                      The note may be
                                      prepaid in whole, but
                                      not in part, for
                                      a fee ranging from 1
                                      percent to 1.5
                                      percent of the
                                      outstanding principal
                                      balance at the time
                                      of prepayment.

First           10.25%       April    Monthly payments         None    1,900,000   1,812,889    1,836,190   1,703,506
mortgage on     through      2000     in varying
rehabilitation  March 31,             installments of
of historic     1995                  principal and interest
office          adjusted              until maturity, at
building        to 9.26%              which time the
located in      on April              remaining unpaid
Detroit,        1, 1995**             principal balance
Michigan                              of approximately
                                      $1,858,000 is due.
                                      The note may be
                                      prepaid in whole,
                                      but not in part,
                                      for a set fee based
                                      upon the rate by
                                      which the annual
                                      yield on certain
                                      U.S. Treasury
                                      securities exceeds
                                      the yield on the
                                      note through April
                                      1997, after which
                                      time the fee ranges
                                      from 1 percent
                                      to 3 percent of the
                                      outstanding
                                      principal balance
                                      at the time of
                                      prepayment.

* The carrying amount is reduced for unamortized loan origination fees received in excess of loan origination costs paid.

** Adjustment based on the U.S. Treasury Securities weekly average yield adjusted to a constant maturity of 5 years plus 2.25%.


Continued                          F-11

                        METROPOLITAN REALTY CORPORATION

4.  MORTGAGE NOTES RECEIVABLE, Continued:

                                                                                                               Principal
                                                                                                               Amount of
                                                                                                             Loans Subject
                                                                                                                  to
                                                                                   Carrying Amount of         Delinquent
                         Final                                    Face          Mortgages at December 31,*     Principal
             Interest   Maturity     Periodic            Prior  Amount of   ---------------------------------      and
Description    Rate       Date     Payment Terms         Liens  Mortgage       1995        1994        1993     Interest
- -----------  --------   --------   -------------         -----  --------       ----        ----        ----    ---------
First         9.875%    February  Monthly payments        None  $2,525,000  $2,445,235  $2,458,787  $2,471,031
mortgage                  1999    in varying
permanent                         installments of
loan on a                         principal and interest
light                             until maturity,
industrial                        at which time the
building                          remaining unpaid
located in                        principal balance
Plymouth                          of approximately
Township,                         $2,402,000 is due.
Michigan                          The note may be
                                  prepaid in whole,
                                  but not in part, for
                                  a fee based upon
                                  the rate by which
                                  the annual yield
                                  on certain U.S.
                                  Treasury securities
                                  exceeds the yield on
                                  the note at the
                                  time of prepayment.

First         10.50%    December  Monthly payments        None     960,000     940,653     945,613     950,070
mortgage                  2000    of interest only
on day care                       until January 1993
center                            when payments
located in                        in varying
Plymouth,                         installments
Michigan                          of principal
                                  and interest
                                  commence until
                                  maturity, at
                                  which time the
                                  remaining unpaid
                                  principal balance
                                  of approximately
                                  $908,000 is due.
                                  The note may be
                                  prepaid in whole,
                                  but not in part,
                                  for a fee based upon
                                  the rate by which
                                  the annual yield
                                  on certain U.S.
                                  Treasury securities
                                  exceeds the yield on
                                  the note at the
                                  time of prepayment.

* The carrying amount is reduced for unamortized loan origination fees received in excess of loan origination costs paid.

Continued                           F-12

                        METROPOLITAN REALTY CORPORATION

4. MORTGAGE NOTES RECEIVABLE, Continued:

                                                                                                                      Principal
                                                                                                                      Amount of
                                                                                                                    Loans Subject
                                                                                                                          to
                                                                                           Carrying Amount of         Delinquent
                                 Final                                      Face        Mortgages at December 31,*    Principal
              Interest         Maturity        Periodic          Prior   Amount of   ------------------------------      and
Description     Rate             Date        Payment Terms       Liens    Mortgage    1995        1994        1993     Interest
- -----------   --------         --------      -------------       -----    --------    ----        ----        ----    ---------
First        9.875% through     October   Monthly payments        None    $695,000   $669,449  $673,579  $676,731
mortgage     October 31,         2000     in varying
on retail    1995 adjusted                installments of
tire         to 7.25% on                  principal and interest
center       November 1,                  until maturity, at
located in   1995 based on                which time the
Woodhaven,   the U.S.                     remaining unpaid
Michigan     Treasury average             principal balance
             weekly yield                 of approximately
             adjusted to a                $647,000 is due.
             constant maturity            The note may be
             of 5 years                   prepaid in whole,
             plus 1.5%                    but not in part, for
             at that date                 a fee of 1 percent
                                          of the outstanding
                                          principal balance
                                          or based upon the
                                          rate by which the
                                          annual yield on
                                          certain U.S.
                                          Treasury securities
                                          exceeds the yield
                                          on the note at
                                          the time of
                                          prepayment.

First        9.50% through      February  Monthly payments        None     750,000    719,601   723,425   726,887
mortgage     February 28,         2001    in varying install-
on retail    1996. The                    ments of principal
tire center  interest rate                and interest
located in   will be adjusted             until maturity,
Sterling     on March 1,                  at which time the
Heights,     1996 to the                  remaining unpaid
Michigan     U.S. Treasury                principal balance
             weekly average               of approximately
             yield adjusted               $693,000 is due.
             to a constant                The note may be
             maturity of 5                prepaid in whole,
             years plus 1.5%              but not in part, for
                                          a fee of 1 percent
                                          to 2 percent of
                                          the outstanding
                                          principal balance
                                          or based upon the
                                          rate by which the
                                          annual yield on
                                          certain U.S. Treasury
                                          securities
                                          exceeds the yield on
                                          the note at the
                                          time of prepayment.

* The carrying amount is reduced for unamortized loan origination fees received in excess of loan origination costs paid.


Continued                         F-13



                        METROPOLITAN REALTY CORPORATION

                   NOTES TO FINANCIAL STATEMENTS, Continued

4. MORTGAGE NOTES RECEIVABLE, Continued:

                                                                                                                 Principal
                                                                                                                 Amount of
                                                                                                               Loans Subject
                                                                                                                     to
                                                                                       Carrying Amount of        Delinquent
                        Final                                       Face          Mortgages at December 31,*     Principal
            Interest  Maturity        Periodic            Prior   Amount of   ---------------------------------      and
Description   Rate      Date        Payment Terms         Liens   Mortgage       1995        1994        1993     Interest
- ----------- --------  --------      -------------         -----   --------       ----        ----        ----    -----------
First        10.25%    April     Monthly payments        None    $1,800,000   $1,741,822  $1,743,332  $1,739,059
mortgage               2003      of interest only
on office                        through April
building                         1995 and varying
located in                       installments of
Detroit,                         principal and interest
Michigan                         from May 1995
                                 until maturity, at
                                 which time the
                                 remaining unpaid
                                 principal balance
                                 of approximately
                                 $1,695,000 is due.
                                 The note may be
                                 prepaid in whole, but
                                 not in part, at
                                 varying prepayment
                                 rates, based on
                                 the date of prepayment.

First        10.50%    July      Monthly payments        None     1,250,000           --          --   1,212,924
mortgage on            1997**    of principal and
industrial                       interest of $11,933
building                         until maturity, at
located in                       which time the
Van Buren                        remaining unpaid
Township,                        principal balance
Michigan                         of approximately
                                 $1,185,230 is due.
                                 The note may be
                                 prepaid in whole, but
                                 not in part, for
                                 a fee based upon
                                 the rate by which
                                 the annual yield
                                 on certain U.S.
                                 Treasury securities
                                 exceeds the yield
                                 on the note at
                                 the time of
                                 prepayment.

 * The carrying amount is reduced for unamortized loan origination fees received in excess of loan origination costs paid.

** On November 9, 1994, the outstanding principal balance of this mortgage note was prepaid. The Company also received a prepayment penalty of approximately $114,000.



Continued                        F-14

                        METROPOLITAN REALTY CORPORATION

4.  MORTGAGE NOTES RECEIVABLE, Continued:

                                                                                                                 Principal
                                                                                                                 Amount of
                                                                                                               Loans Subject
                                                                                                                     to
                                                                                      Carrying Amount of         Delinquent
                              Final                                    Face        Mortgages at December 31,*    Principal
              Interest      Maturity        Periodic        Prior   Amount of   ------------------------------      and
Description     Rate          Date        Payment Terms     Liens    Mortgage    1995        1994        1993     Interest
- -----------   --------      --------      -------------     -----    --------    ----        ----        ----    ---------
Renovation   1% Over Prime    July       Monthly payments   None   $1,365,000    $420,406     --          --
of office    Prime Rate       1997       in varying                (of which
building     at December                 installments of           $921,000 is
located in   31, 1995 was                interest until            undisbursed
Detroit,     8.5%)                       maturity, at              at December
Michigan                                 which time it is          31, 1995)
                                         anticipated that it
                                         will convert to a
                                         permanent loan.
                                         The construction
                                         note may be prepaid
                                         in whole, but
                                         not in part, for a
                                         fee based upon the
                                         rate by which the
                                         annual yield on
                                         certain U.S. Treasury
                                         Securities exceeds
                                         the yield on the
                                         rate at the time
                                         of prepayment.

* The carrying amount is reduced for unamortized loan origination fees received in excess of loan origination costs paid.


Continued                     F-15



                        METROPOLITAN REALTY CORPORATION

                   NOTES TO FINANCIAL STATEMENTS, Continued

4. MORTGAGE NOTES RECEIVABLE, Continued:

                                                                                                                     Principal
                                                                                                                     Amount of
                                                                                                                   Loans Subject
                                                                                                                         to
                                                                                        Carrying Amount of           Delinquent
                                Final                                    Face        Mortgages at December 31,*      Principal
              Interest        Maturity        Periodic        Prior   Amount of   ------------------------------        and
Description     Rate            Date        Payment Terms     Liens    Mortgage    1995        1994        1993       Interest
- -----------   --------        --------      -------------     -----    --------    ----        ----        ----      ---------
First Mortgage Notes on Shopping Centers:
Shopping     10.50% through   December  Monthly payments       None   $1,080,500  $  965,898   $  971,030  $  975,153
center       December 31,       1999    in varying install-
located      1994 adjusted              ments of principal
in Detroit,  to 10.875% on              and interest
Michigan     January 1,                 until maturity, at
             1995**                     which time the
                                        remaining unpaid
                                        principal balance
                                        of approximately
                                        $941,000 is due.
                                        The note may be
                                        prepaid in whole,
                                        but not in part,
                                        for a fee ranging
                                        from 1 percent to
                                        5 percent of the
                                        outstanding principal
                                        balance or based
                                        upon the rate
                                        by which the annual
                                        yield on certain U.S.
                                        Treasury securities
                                        exceeds the yield
                                        on the note at the
                                        time of prepayment.

Shopping        9.3752%       January   Monthly payments       None    2,200,000   2,111,851    2,127,504   2,141,578
center                          2000    of principal and
located in                              interest of $18,298
Sterling                                until maturity, at
Heights,                                which time the
Michigan                                remaining unpaid
                                        principal balance
                                        of approximately
                                        $2,028,000 is due.
                                        The note may be
                                        prepaid in whole, but
                                        not in part, for
                                        a fee based upon the
                                        rate by which
                                        the annual yield on
                                        certain U.S.
                                        Treasury securities
                                        at the time of
                                        prepayment exceeds
                                        the yield on the
                                        note through January
                                        1997. After such date,
                                        the note may be
                                        prepaid without a fee.

 * The carrying amount is reduced for unamortized loan origination fees received in excess of loan origination costs paid.

** Adjustment based on the U.S. Treasury Securities weekly average yield adjusted to constant maturity of 5 years plus 3%.


Continued                         F-16

                        METROPOLITAN REALTY CORPORATION

4. MORTGAGE NOTES RECEIVABLE, Continued:

                                                                                                                    Principal
                                                                                                                    Amount of
                                                                                                                  Loans Subject
                                                                                                                        to
                                                                                          Carrying Amount of        Delinquent
                           Final                                       Face          Mortgages at December 31,*     Principal
               Interest  Maturity        Periodic            Prior   Amount of   ---------------------------------      and
Description      Rate      Date        Payment Terms         Liens   Mortgage       1995        1994        1993     Interest
- -----------    --------  --------      -------------         -----   --------       ----        ----        ----    -----------
Shopping         9.17%    June     Monthly payments of     None    $3,300,000           --          --  $3,300,000
center                    1994     interest only of
located in                         $25,218 until
St. Clair                          maturity, at which
Shores,                            time the remaining
Michigan                           unpaid principal
                                   balance of $3,300,000
                                   is due.

Rehabilitation  11.25%   October   Monthly payments of     None     1,650,000   $1,575,680  $1,589,953   1,602,673
of shopping               2000     principal and
center                             interest of $16,471
located in                         until maturity, at
Detroit,                           which time the
Michigan                           remaining unpaid
                                   principal balance
                                   of approximately
                                   $1,477,000 is due.
                                   The note may be
                                   prepaid in whole, but
                                   not in part, for
                                   a fee based upon
                                   the rate by which
                                   the annual yield
                                   on certain U.S.
                                   Treasury securities
                                   exceeds the yield
                                   on the note at
                                   the time of
                                   prepayment.

Rehabilitation  11.25%   October   Monthly payments        None     2,200,000    2,100,907   2,119,938   2,136,897
of shopping               2000     of principal and
center                             interest of $21,961
located in                         until maturity, at
Detroit,                           which time the
Michigan                           remaining unpaid
                                   principal balance of
                                   approximately
                                   $1,969,000 is due.
                                   The loan may be
                                   prepaid in whole,
                                   but not in part,
                                   and may require
                                   payment of a fee
                                   based upon the
                                   rate by which the
                                   annual yield on
                                   certain U.S.
                                   Treasury securities
                                   exceeds the yield
                                   on the note at the
                                   time of prepayment.

* The carrying amount is reduced for unamortized loan origination fees received in excess of loan origination costs paid.

Continued                       F-17

                        METROPOLITAN REALTY CORPORATION

4. MORTGAGE NOTES RECEIVABLE, Continued:

                                                                                                                 Principal
                                                                                                                 Amount of
                                                                                                               Loans Subject
                                                                                                                     to
                                                                                       Carrying Amount of        Delinquent
                        Final                                       Face          Mortgages at December 31,*     Principal
            Interest  Maturity        Periodic            Prior   Amount of   ---------------------------------      and
Description   Rate      Date        Payment Terms         Liens   Mortgage       1995        1994        1993     Interest
- ----------- --------  --------      -------------         -----   --------       ----        ----        ----    -----------
Shopping     10.25%    April     Monthly payments        None    $2,500,000   $2,329,018  $2,362,444  $2,392,384
center        and      1997      in varying
located       9.75%              installments of
in Detroit,                      principal and interest
Michigan                         until maturity, at
                                 which time the
                                 remaining unpaid
                                 principal balance
                                 of approximately
                                 $2,277,000 is due.
                                 The note may be
                                 prepaid in whole,
                                 but not in part, for
                                 a fee based upon
                                 the rate by which
                                 the annual yield
                                 on certain U.S.
                                 Treasury securities
                                 exceeds the yield on
                                 the note at the
                                 time of prepayment.

* The carrying amount is reduced for unamortized loan origination fees received in excess of loan origination costs paid.


Continued                      F-18

                        METROPOLITAN REALTY CORPORATION

4. MORTGAGE NOTES RECEIVABLE, Continued:

                                                                                                                 Principal
                                                                                                                 Amount of
                                                                                                               Loans Subject
                                                                                                                     to
                                                                                       Carrying Amount of        Delinquent
                        Final                                       Face          Mortgages at December 31,*     Principal
            Interest  Maturity        Periodic            Prior   Amount of   ---------------------------------      and
Description   Rate      Date        Payment Terms         Liens   Mortgage       1995        1994        1993     Interest
- ----------- --------  --------      -------------         -----   --------       ----        ----        ----    -----------
First Mortgage Notes on Apartment Buildings:
Renovation   8.0%      August    Monthly payments
of 75-unit   and        2000     of interest only        None    $1,260,000**  $1,361,789  $1,369,349  $1,369,463
building     9.5%                through April 1994
located                          and varying
in Detroit,                      installments of
Michigan                         principal and interest
                                 from May 1994 until
                                 maturity, at
                                 which time the
                                 remaining unpaid
                                 principal balance
                                 of approximately
                                 $1,284,000 is due.
                                 The note may be
                                 prepaid in whole,
                                 but not in part,
                                 and may require
                                 payment of a fee
                                 based upon the
                                 rate by which the
                                 annual yield on
                                 certain U.S.
                                 Treasury securities
                                 exceeds the yield
                                 on the note at the
                                 time of prepayment.

 * The carrying amount is reduced for unamortized loan origination fees received in excess of loan origination costs paid.

** During 1993, the Company modified the terms of this mortgage note, pursuant to which approximately $125,000 of interest was added to the principal balance of the mortgage.

Continued                         F-19



                        METROPOLITAN REALTY CORPORATION

                   NOTES TO FINANCIAL STATEMENTS, Continued

4. MORTGAGE NOTES RECEIVABLE, Continued:

                                                                                                                 Principal
                                                                                                                 Amount of
                                                                                                               Loans Subject
                                                                                                                     to
                                                                                       Carrying Amount of        Delinquent
                        Final                                       Face          Mortgages at December 31,*     Principal
            Interest  Maturity        Periodic            Prior   Amount of   ---------------------------------      and
Description   Rate      Date        Payment Terms         Liens   Mortgage       1995        1994        1993     Interest
- ----------- --------  --------      -------------         -----   --------       ----        ----        ----    -----------
Renovation    9.25%  September   Monthly payments        None    $728,000      $614,211    $622,842    $703,403
of 54-unit             2000      of principal and
building                         interest of $5,800
located                          until maturity, at
in Detroit,                      which time the
Michigan                         remaining unpaid
                                 principal balance of
                                 approximately
                                 $557,000 is due.
                                 The note may be
                                 prepaid in whole,
                                 but not in part,
                                 and may require
                                 payment of a fee
                                 based upon the rate
                                 by which the
                                 annual yield on
                                 certain U.S.
                                 Treasury securities
                                 exceeds the yield
                                 on the note at the
                                 time of prepayment.**

24-unit      10.25%   January    Monthly payments        None     275,000       258,623     261,166     263,451
building                2001     in varying
located                          installments of
in Detroit,                      principal
Michigan                         and interest
                                 until maturity,
                                 at which time the
                                 remaining unpaid
                                 principal balance
                                 of approximately
                                 $241,000 is due.
                                 The note may be
                                 prepaid in whole,
                                 but not in part,
                                 and may require
                                 payment of a fee
                                 based upon the
                                 rate by which the
                                 annual yield on
                                 certain U.S.
                                 Treasury securities
                                 exceeds the yield
                                 on the note at the
                                 time of prepayment.

 * The carrying amount is reduced for unamortized loan origination fees received in excess of loan origination costs paid.

** In December 1994, the Company modified the terms of this loan pursuant to which $75,000 of principal was prepaid and the interest rate was reduced from 11% to 9.25%.

Continued                           F-20

                        METROPOLITAN REALTY CORPORATION

4. MORTGAGE NOTES RECEIVABLE, Continued:

                                                                                                                 Principal
                                                                                                                 Amount of
                                                                                                               Loans Subject
                                                                                                                     to
                                                                                       Carrying Amount of        Delinquent
                        Final                                       Face          Mortgages at December 31,*     Principal
            Interest  Maturity        Periodic            Prior   Amount of   ---------------------------------      and
Description   Rate      Date        Payment Terms         Liens   Mortgage       1995        1994        1993     Interest
- ----------- --------  --------      -------------         -----   --------       ----        ----        ----    -----------
Renovation   10.25%    April     Monthly payments        None    $ 2,500,000   $ 2,239,156  $ 2,350,670  $ 2,418,934
of 167 unit   and      1997      in varying
building     12.25%              installments of
located                          principal and
in Detroit,                      interest until
Michigan                         maturity, at
                                 which time the
                                 remaining unpaid
                                 principal balance
                                 of approximately
                                 $1,910,857 is due.
                                 The note may be
                                 prepaid in whole,
                                 but not in part,
                                 for a fee based upon
                                 the rate by which
                                 the annual yield
                                 on certain U.S.
                                 Treasury securities
                                 exceeds the yield
                                 on the note at the
                                 time of prepayment.

205-unit     10.00%    August    Monthly payments        None        455,000       450,810           --           --
high-rise               2000     in varying
apartment                        installments of
building                         principal and
located in                       interest until
Detroit,                         maturity, at
Michigan                         which time the
                                 remaining unpaid
                                 principal balance
                                 is due. The note
                                 may be prepaid in
                                 whole or in part
                                 at anytime.
                                                                 -----------   -----------  -----------  -----------  ------
                                                                  33,769,500    26,964,328   26,393,979   31,049,162      --
Allowance for loan losses                                                       (1,600,000)  (1,000,000)  (1,461,500)
                                                                 -----------   -----------  -----------  -----------  ------
Mortgage notes receivable, net of allowance for loan losses      $33,769,500   $25,364,328  $25,393,979  $29,587,662      --
                                                                 ===========   ===========  ===========  ===========  ======

* The carrying amount is reduced for unamortized loan origination fees received in excess of loan origination costs paid.


Continued                         F-21

                        METROPOLITAN REALTY CORPORATION

4. MORTGAGE NOTES RECEIVABLE, Continued:


Aggregate, contractual annual maturities of mortgage note receivable principal are as follows:

     1996                        $   440,034
     1997                          5,088,625
     1998                            283,573
     1999                          3,631,394
     2000                         15,361,258
     2001 and after                2,403,406
                                 -----------

                                  27,208,290

Less unamortized net loan            243,962
  origination fees
                                 -----------
                                 $26,964,328
                                 ===========

Continued                 F-22

                        METROPOLITAN REALTY CORPORATION

4.  MORTGAGE NOTES RECEIVABLE, continued:

    A reconciliation of the carrying value of mortgage notes receivable for the years ended December 31, 1995, 1994 and 1993 is as follows:

                                                                December 31,
                                                --------------------------------------------
                                                   1995             1994            1993
                                                   ----             ----            ----
Mortgage notes receivable:
Balance, beginning of year                      $ 26,393,979    $ 31,049,162    $ 29,328,358
                                                ------------    ------------    ------------
Additions:
    New mortgage loans                               899,293         150,000       1,800,000
    Amortization of net loan origination fees         50,095         104,008          60,946
    Amortization of loan discount                         --              --          22,886
    Interest deferred until maturity
       of mortgage loan                                   --              --         124,550
                                                ------------    ------------    ------------
                        Total additions              949,388         254,008       2,008,382
                                                ------------    ------------    ------------
Deductions:
    Collections of principal                        (355,151)     (4,876,191)       (211,043)
    Loan origination fees received                   (23,888)        (33,000)        (76,535)
                                                ------------    ------------    ------------

                        Total deductions            (379,039)     (4,909,191)       (287,578)
                                                ------------    ------------    ------------

Balance, close of year                            26,964,328      26,393,979      31,049,162
                                                ------------    ------------    ------------

Allowance for loan losses:
Balance, beginning of year                        (1,000,000)     (1,461,500)     (1,461,500)
                                                ------------    ------------    ------------

(Provisions to) recovery from operations            (600,000)        461,000              --

Balance, close of year                            (1,600,000)     (1,000,000)     (1,461,500)
                                                ------------    ------------    ------------

Mortgage notes receivable, net of
    allowance for loan losses                   $ 25,364,328    $ 25,393,979    $ 29,587,662
                                                ============    ============    ============



During the year ended December 31, 1995, the Company earned approximately $392,000 or 10.4% of its total income on one mortgage note with a carrying value of approximately $4,206,000.

Two mortgage notes carried at an aggregate carrying value of approximately $3,677,000; four mortgage notes carried at an aggregate carrying value of approximately $3,201,000 and two mortgage notes carried at an aggregate carrying value of approximately $2,162,228 at December 31, 1995, made with entities affiliated through common ownership earned the Company $423,940, $313,898 and $204,687, respectively, during the year ended December 31, 1995.

                                   Continued
                                     F-23

                        METROPOLITAN REALTY CORPORATION

4.   MORTGAGE NOTES RECEIVABLE, continued:

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

     The Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114), as amended by SFAS 118, on January 1, 1995. Under these new standards, a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is based on the discounted cash flows of the underlying collateral. The cumulative effect of adopting the provisions of SFAS No. 114 was not significant.

     At December 31, 1995, the total recorded investment in impaired loans, as defined by SFAS 114, was $5,308,000. The allowance related to these loans totaled $1,600,000 at December 31, 1995. During the third quarter of 1995, the Company determined that an $850,000 increase in the allowance related to these loans was necessary as a result of the continued deterioration of the underlying collateral and limited market rent potential on certain loans. In its analysis of the adequacy of the allowance for loan losses, the Company used operating cash flow analyses and other information obtained through an independent valuation of the Company's mortgage portfolio performed in conjunction with the proposed restructuring discussed in Note 11. The Company believes that the allowance for loan losses of $1,600,000 at December 31, 1995 is adequate to properly reflect the portfolio of mortgage loans at estimated net realizable value.


5.   REAL ESTATE OWNED:

     At December 23, 1992, the Company obtained an apartment building located in Detroit, Michigan, through a foreclosure sale. This property was the collateral for a construction loan under which the borrower defaulted during 1992. The carrying value of the property was written down to its estimated fair value at the time of foreclosure of $2,100,000, based upon a July 1992 independent appraisal, net of a $140,000 valuation allowance for the estimated costs to sell the property. At December 31, 1994, the carrying value of the property was reduced to $900,000 to reflect an updated property valuation based on the results of the Company's marketing efforts to locate a buyer for the property. The carrying value of the property was further written down to $555,000 during the quarter ended June 30, 1995 as the result of an offer to purchase the property.


                                   Continued
                                     F-24

                        METROPOLITAN REALTY CORPORATION

5.   REAL ESTATE OWNED, continued:

     On August 1, 1995, the sale of this property was consummated. In accordance with the terms of the purchase agreement, the Company received $100,000 of the purchase price at the August 1, 1995 settlement date. The remaining $455,000 of the purchase price will be paid, pursuant to the terms of a mortgage note bearing interest at 10% per annum, in monthly installments of principal and interest of $4,889 commencing in September 1995 until maturity in August 2000, at which time the remaining unpaid principal of approximately $375,000 is due. The mortgage note is guaranteed by the borrower and may be prepaid in whole or in part at any time.

     The property's operating income and expenses from the date of foreclosure are reflected in the statement of operations. The net loss from foreclosed property held for sale, for the years ended December 31, 1995, 1994, and 1993 totaled $331,953, $1,295,416 and $337,699 and consisted of the following:

                               1995        1994          1993
                               ----        ----          ----

Rental income              $  432,292   $  661,679   $  553,668
                           ----------   ----------   ----------
Expenses:
  Operating expenses          380,011      840,950      834,503
  Valuation provision         314,421      994,134           --
  Depreciation expense         38,422       65,866           --
  Management fees              23,779       37,538       40,123
  Professional fees             7,612       18,607       16,741
                           ----------   ----------   ----------

    Total expenses            764,245    1,957,095      891,367
                           ----------   ----------   ----------

Net loss from foreclosed
  property held for sale   $  331,953   $1,295,416   $  337,699
                           ==========   ==========   ==========




                                   Continued
                                     F-25

                        METROPOLITAN REALTY CORPORATION

6.  FINANCIAL INSTRUMENTS:

     The estimated fair value of financial instruments held by the Company at December 31, 1995 and 1994, and the valuation techniques used to estimate the fair value, were as follows:

                                                 1995                                   1994
                                      ------------------------------       -------------------------------

                                       Carrying           Estimated          Carrying          Estimated
                                         Value            Fair Value          Value           Fair Value
                                       --------           ----------         --------         ----------
Cash and cash equivalents             $ 2,446,221        $ 2,446,221        $ 3,529,334        $ 3,529,334

Marketable securities                  13,326,733         13,374,423         10,783,048         10,426,099

Mortgage notes receivable, net         25,364,328         25,490,028         25,393,979         25,203,520

Accrued interest and other                282,620            282,620            255,724            255,724
receivables

Accounts payable                          125,532            125,532            184,905            184,905

Cash and cash equivalents      --    The carrying amount is a reasonable
                                     estimate of fair value.

Marketable securities          --    The estimated fair value of
                                     marketable securities is estimated based on quoted market prices.

Mortgage notes receivable, net --    The fair value of mortgage notes
                                     receivable is estimated by discounting
                                     future cash flows using an estimated
                                     discount rate which reflects the current credit, interest rate and prepayment risks associated with similar types of instruments.

Accrued interest and other     --    The carrying amount is a reasonable
receivables                          estimate of fair value.

Accounts payable               --    The carrying amount is a reasonable
                                     estimate of fair value.

7.   FEDERAL INCOME TAX:

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


                                   Continued
                                     F-26

                        METROPOLITAN REALTY CORPORATION

7. FEDERAL INCOME TAX, continued:

                                                           1995           1994           1993
                                                           ----           ----           ----
Investment income before income tax on
  undistributed earnings                                $ 1,990,203    $ 2,587,550    $ 2,700,898

Increase (decrease) in taxable income
  resulting from:

    Loan origination and application-
      fees, net                                               8,430        (88,845)       (57,324)

    Provision for valuation allowances, net                 914,421        532,634             --

    Realized loss on sale of
      foreclosed property                                (1,566,594)            --             --

    Bad debt expense                                             --       (312,000)            --

    Dividends declared on
      investment income                                  (1,314,329)    (2,764,623)    (2,673,980)

    Other, net                                              (32,131)        45,284         30,406
                                                        -----------    -----------    -----------

      Taxable investment income                                  --             --             --
                                                        ===========    ===========    ===========



8.   RELATED PARTY TRANSACTIONS:

     The Company was involved in various transactions with affiliates as follows:

     o One of the Company's legal counselors is also a member of the Company's Board of Directors. Fees for legal services provided by the director's law firm amount to $306,394, $153,296 and $57,599 for the years ended December 31, 1995, 1994 and 1993, respectively, of which $227,586 and $70,076 of the fees earned in 1995 and 1994, respectively, relate to the transaction discussed in Note 11. Accrued legal fees of $30,860 and $22,524 are included in accounts payable in the accompanying balance sheet at December 31, 1995 and 1994, respectively.

      o Fees aggregating $23,920, $19,831, and $19,261 for the years ended December 31, 1995, 1994 and 1993, respectively, were earned by a shareholder of the Company for providing various investment and other services to the Company.


                                  Continued
                                     F-27

                        METROPOLITAN REALTY CORPORATION

8.  RELATED PARTY TRANSACTIONS, continued:

    o Consulting fees under a contractual agreement aggregating $44,520, $42,400 and $40,000 were earned by an officer of the Company in 1995, 1994 and 1993 respectively.

    o During 1995, one of the Company's board members became the vice president of an entity which has a mortgage note with the Company. The carrying amount of the mortgage note receivable totaled $4,206,330 and $4,238,157 at December 31, 1995 and 1994, respectively and earned the Company $391,854 and $394,843 during the years ended December 31, 1995 and 1994, respectively.


9.   DIVIDEND DECLARATION:

     Under pertinent provisions of the Internal Revenue Code, a real estate investment trust may consider a dividend declared in a subsequent year to be a distribution of income of the immediately prior year and thus reduce income subject to income tax. On March 13, 1996, the Board of Directors of the Company declared a cash dividend of $.11 per share of common stock to its shareholders of record on March 25, 1996, payable on March 29, 1996. Of this dividend, $.01 will be paid from income earned by the Company in 1995. This dividend will be taxable to shareholders as ordinary income.

10.  COMMITMENTS:

     At December 31, 1995, the Company had outstanding loan commitments aggregating $921,000.


11.  OTHER:

     On September 8, 1995, the Company's Board of Directors gave its approval for a proposed restructuring of the Company into a limited liability company ("LLC") and the generation of additional capital through the LLC. The Company expects to raise new capital of $25 to $50 million through the private placement of securities by the LLC. Distributions to current company shareholders under the proposed LLC restructuring are expected to remain consistent with current levels. At December 31, 1995, $626,000 of professional fees have been incurred in connection with this transaction, of which $313,000 have been deferred.



                                   Continued
                                     F-28

                        METROPOLITAN REALTY CORPORATION

12.  INTERIM FINANCIAL INFORMATION (unaudited):

                                                 Net Investment
                     Total       Net Investment   Income (Loss)
Quarters Ended       Income       Income (Loss)     per Share
- --------------       ------     ---------------  --------------

Fiscal 1995

December 31       $   913,133      $   764,414       $ .17
September 30          973,527         (183,720)       (.04)(1)
June 30               926,886          736,626         .16
March 31              950,513          672,883         .15
                  -----------      -----------       -----

                  $ 3,764,059      $ 1,990,203       $ .44
                  ===========      ===========       =====


Fiscal 1994

December 31       $ 1,052,728      $   250,564       $ .05(2)
September 30          937,150          814,839         .18
June 30               929,888          809,875         .18
March 31              938,262          712,272         .16
                  -----------      -----------       -----

                  $ 3,858,028      $ 2,587,550       $ .57
                  ===========      ===========       =====

- --------
     (1) The results of operations for the third quarter of fiscal year 1995 include a $850,000 increase in the allowance for loan losses and a $200,000 increase in general and administrative expenses for costs associated with the Company's proposed restructuring into a limited liability company. See Notes 4 and 11 to the financial statements.

     (2) The results of operations for the fourth quarter of fiscal year 1994 include a $994,000 increase in the valuation provision for foreclosed property held for sale offset by a $462,000 decrease in the allowance for loan losses and recognition of $114,000 in income from loan prepayment penalties. See Notes 4 and 5 to the financial statements.

                        METROPOLITAN REALTY CORPORATION
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
             for the years ended December 31, 1995, 1994 and 1993


                                             Additions,         Charged                            Balance
                                             Charged to      (Credited) to                           at
                          Balance at         Costs and           Other                            December
  Description             January 1          Expenses           Accounts        Deductions           31
  -----------             ----------         ----------       -------------     ----------         -------

Allowance for
Loan Losses:

   1995                  $1,000,000            $600,000                                          $1,600,000

   1994                   1,461,500                                             $(461,500)(1)     1,000,000

   1993                   1,461,500                                                               1,461,500

Valuation
Allowance:

   1995                   1,134,134             314,421                        (1,448,555)(2)            --

   1994                     140,000             994,134                                           1,134,134

   1993                     140,000                                                                 140,000

- ---------
1 Decrease in allowance for loan losses was charged against operating expenses.

2   Foreclosed property sold in 1995.

                               INDEX TO EXHIBITS

                                                                                                                        Page
Exhibit                                                     Incorporated Herein                      Filed             Number
  No.            Description                                  by Reference to                      Herewith            Herein
- -------          -----------                                -------------------                    --------            ------

3.1     Second Restated Articles of                Exhibit 3.1 to the Company's Form 10-K
        Incorporation                              for the fiscal year ended December 31,
                                                   1988

3.2     Amendments to ByLaws adopted May           Exhibit 3.2 to 1991 10-K
        17, 1991

3.3     Restated ByLaws adopted July 19,           Exhibit 3.3 to 1991 10-K
        1989, as amended October 27, 1989,
        May 15, 1990 and May 17, 1991

10.1    Investment Management Service              Exhibit 10.2 to 1988 10-K
        Agreement dated February 15, 1989
        between the Company and NBD
        Bank, N.A. (formerly National Bank of
        Detroit)

10.2    Agency and Consulting Agreement            Exhibit 10.2 to 1990 10-K
        dated as of November 15, 1989
        between the Company and
        Walters & Associates, Inc.

10.3    Letter agreement dated July 1990           Exhibit 10.1 to 1990 10-K
        between the Company and Acquest
        Capital Management, Inc.

10.4    Buhl Building Lease dated April 25,        Exhibit 10.4 to 1991 10-K
        1991 between the Company and Buhl
        Realty Company

10.5    Agency and Consulting Agreement            Exhibit 10.5 to 1992 10-K
        dated as of February 4, 1993 between
        the Company and Mattar Consulting
        Services, Inc.

10.6    First lease amendment to Buhl              Exhibit 10.6 to 1992 10-K
        Building Lease dated May 14, 1992
        between the Company and Buhl
        Realty Company

10.7    Letter agreement dated March 8, 1994       Exhibit 10.7 to 1993 10-K
        between the Company and Mattar
        Consulting Services, Inc.

10.8    Second lease amendment to Buhl             Exhibit 10.8 to 1993 10-K
        Building Lease dated May 14, 1992
        between the Company and Buhl
        Realty Company

10.9    Minutes of Executive Committee of          Exhibit 10.9 to 1994 10-K
        the Board of Directors meeting
        dated March 3, 1995
        modifying Agency and Consulting
        Agreement dated as of
        February 4, 1993 between
        the Company and Mattar
        Consulting Services, Inc.

10.10   Extension of Agency and Consulting                                                        X                    E-2
        Agreement

25      Powers of Attorney                                                                        X                    E-3

27      Financial Data Schedule                                                                   X