Form 10-Q
period 1996-03-31
METROPOLITAN REALTY CORP
filed 1996-05-15
CIK 811516

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        for the quarterly period ended March 31, 1996

                                      or

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

                            YES  __X__      NO  _____

The number of shares outstanding of the registrant's common stock as of March 31, 1996 was 4,532,169.

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                        METROPOLITAN REALTY CORPORATION
                                 BALANCE SHEET
                     March 31, 1996 and December 31, 1995

===============================================================================================
                                                              March 31, 1996  December 31, 1995
- -----------------------------------------------------------------------------------------------
ASSETS:
Cash and cash equivalents ..................................    $  1,105,021     $  2,446,221
Marketable securities ......................................      14,965,938       13,326,733
Mortgage notes receivable:
  Notes, earning ...........................................      22,714,161       22,757,998
  Notes, related party .....................................       4,198,195        4,206,330
  Allowance for loan losses ................................      (1,600,000)      (1,600,000)
                                                                ------------     ------------
                                                                  25,312,356       25,364,328
Accrued interest and other receivables .....................         286,579          282,620
Other assets ...............................................         350,221          340,999
                                                                ------------     ------------

        Total assets .......................................    $ 42,020,115     $ 41,760,901
                                                                ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
  Accounts payable:
    Shareholder ............................................    $     11,000     $      5,500
    Trade ..................................................          72,253          120,032
  Deferred income ..........................................         124,552          153,952
  Deposits from borrowers for property taxes ...............         155,184          146,385
  Other ....................................................             813            1,705
                                                                ------------     ------------

        Total liabilities ..................................         363,802          427,574
                                                                ------------     ------------

Commitments ................................................              --               --
Shareholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares
    authorized; no shares issued and outstanding ...........              --               --
  Common stock, $.01 par value; 25,000,000 shares
    authorized; 4,532,169 shares issued and outstanding ....          45,322           45,322
  Additional paid-in-capital ...............................      43,355,529       43,355,529
  Unrealized holding gains (losses) on marketable securities
    available for sale .....................................          (2,082)          47,690
  Distributions in excess of net investment income .........      (1,742,456)      (2,115,214)
                                                                ------------     ------------

        Total shareholders' equity .........................      41,656,313       41,333,327
                                                                ------------     ------------

               Total liabilities and shareholders' equity ..    $ 42,020,115     $ 41,760,901
                                                                ============     ============

==============================================================================

   The accompanying notes are an integral part of the financial statements.


                        METROPOLITAN REALTY CORPORATION
                            STATEMENT OF OPERATIONS
              for the three months ended March 31, 1996 and 1995
                     and the year ended December 31, 1995

==========================================================================================
                                                Three months ended          Year ended
                                         March 31, 1996  March 31, 1995  December 31, 1995
- ------------------------------------------------------------------------------------------
Income:
  Interest income from mortgage notes      $  689,214      $  676,630      $2,754,975
  Investment income .................         266,671         199,668         866,168
  Miscellaneous income ..............          40,077          74,215         142,916
                                           ----------      ----------      ----------

        Total income ................         995,962         950,513       3,764,059
                                           ----------      ----------      ----------

Operating expenses:
  General and administrative ........         124,666         177,288         841,903
  Change in allowance for loan losses              --              --         600,000
  Net loss from foreclosed property
    held for sale ...................              --          10,704         331,953
                                           ----------      ----------      ----------

        Total operating expenses ....         124,666         187,992       1,773,856
                                           ----------      ----------      ----------

        Net investment income .......      $  871,296      $  762,521      $1,990,203
                                           ==========      ==========      ==========

Net investment income per share .....      $      .19      $      .17      $      .44
                                           ==========      ==========      ==========

Weighted average shares of common
  stock outstanding .................       4,532,169       4,532,169       4,532,169
                                           ==========      ==========      ==========

=============================================================================

   The accompanying notes are an integral part of the financial statements.


                        METROPOLITAN REALTY CORPORATION
                            STATEMENT OF CASH FLOWS
              for the three months ended March 31, 1996 and 1995

========================================================================================================
                                                                              Three months ended
                                                                        March 31, 1996    March 31, 1995
- --------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net investment income ...........................................       $   871,296        $   762,521
                                                                         -----------        -----------
 Adjustments to reconcile net investment income to
  net cash provided by operating activities:
  Amortization of net loan origination fees ......................           (11,498)           (11,454)
  Depreciation expense ...........................................               739             17,764
  Expiration of commitment and application fees ..................           (29,400)                --
  Other ..........................................................             5,719              3,714
  Increase in assets:
   Accounts receivable ...........................................            (3,959)           (25,684)
   Other assets ..................................................            (9,961)          (102,465)
  Increase (decrease) in liabilities:
   Accounts payable ..............................................           (42,279)            28,590
   Other liabilities .............................................             7,907             50,722
                                                                         -----------        -----------

               Total adjustments .................................           (82,732)           (38,813)
                                                                         -----------        -----------

               Net cash provided by operating activities .........           788,564            723,708
                                                                         -----------        -----------

Cash flows from investing activities:
 Purchase of marketable securities ...............................        (2,011,406)                --
 Collections of principal from marketable securities .............           316,710            197,610
 Loan repayments .................................................            78,032             68,761
 Loan disbursements ..............................................           (14,561)                --
 Commitment and loan extension fees received .....................                --             15,000
                                                                         -----------        -----------

               Net cash provided by (used in) investing activities        (1,631,225)           281,371
                                                                         -----------        -----------

Cash flows used in financing activities, dividends paid ..........          (498,539)          (589,182)
                                                                         -----------        -----------

Net increase (decrease) in cash and cash equivalents .............        (1,341,200)           415,897
                                                                         -----------        -----------

Cash and cash equivalents, beginning of period ...................         2,446,221          3,529,334
                                                                         -----------        -----------

Cash and cash equivalents, end of period .........................       $ 1,105,021        $ 3,945,231
                                                                         ===========        ===========

==============================================================================

   The accompanying notes are an integral part of the financial statements.

                        METROPOLITAN REALTY CORPORATION

                         Notes to Financial Statements


1.      Basis of Presentation

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1995.

        The accompanying financial statements for the three months ended March 31, 1995 reflect certain reclassifications to be consistent with the presentation adopted for the three months ended March 31, 1996.

2.      Earnings per Share

        The earnings per share for the three months ended March 31, 1996 and 1995 and the year ended December 31, 1995 are based on the weighted average number of shares of common stock outstanding during the period.

3.      Marketable Securities

        Marketable securities available for sale are carried at market value and unrealized gains and losses are included in a separate component of shareholders' equity. Shareholders' equity at March 31, 1996 includes net unrealized holding losses on marketable securities of $2,082. Marketable securities at March 31, 1996 and December 31, 1995 consist of Federal National Mortgage Association and Federal Home Loan Mortgage Corporation mortgage-backed securities and U.S. Treasury Notes. Realized gains and losses on sales of securities are determined based upon specific identification.

        The net loss on the sales of marketable securities included in investment income in the accompanying statement of operations aggregated $5,719 for the three months ended March 31, 1996 and $3,714 for the three months ended March 31, 1995. At March 31, 1996 and 1995, all marketable securities are considered available for sale.

4.      Mortgage Notes Receivable

        Mortgage notes receivable as of the dates indicated are summarized as follows:

====================================================================================================
                                                                   March 31, 1996  December 31, 1995
- ----------------------------------------------------------------------------------------------------
9.09% Mortgage note receivable, net of loan origination fees of
$26,537 at March 31, 1996 and $27,668 at December 31,                 $4,198,195       $4,206,330
1995, due monthly in installments of principal and interest of
$35,494 through December 2000

10.875% Mortgage note receivable, net of loan origination
fees of $6,172 at March 31, 1996 and $6,505 at December 31,              964,445          965,898
1995, due monthly in varying installments of principal and
interest through December 1999

9.3752% Mortgage note receivable, net of loan origination fees
of $7,988 at March 31, 1996 and $6,541 at December 31,                 2,105,684        2,111,851
1995, due monthly in installments of principal and interest of
$18,298 through January 2000

9.26% Mortgage note receivable, net of loan origination fees of
$17,039 at March 31, 1996 and $17,951 at December 31,                  1,805,709        1,812,889
1995, due monthly in varying installments of principal and
interest through April 2000

8.0% and 9.5% Mortgage note receivable, net of loan
origination fees of $5,731 at March 31, 1996 and $5,998 at             1,361,168        1,361,789
December 31, 1995, due monthly in varying installments of
principal and interest through August 2000

9.25% Mortgage note receivable, net of loan origination fees of
$8,452 at March 31, 1996 and $8,856 at December 31, 1995,                611,765          614,211
due monthly in installments of principal and interest of $5,800 through September 2000

7.25% Mortgage note receivable, net of loan origination fees of
$5,824 at March 31, 1996 and $6,103 at December 31, 1995,                667,516          669,449
due monthly in varying installments of principal and interest through October 2000

10.5% Mortgage note receivable, net of loan origination fees of
$4,026 at March 31, 1996 and $4,194 at December 31, 1995,                939,264          940,653
due monthly in varying installments of principal and interest through December 2000

11.25% Mortgage note receivable, net of loan origination fees
of $12,729 at March 31, 1996 and $13,272 at December 31,               2,095,647        2,100,907
1995, due monthly in installments of principal and interest of
$21,961 through October 2000

10.25% Mortgage note receivable, net of loan origination fees
of $3,542 at March 31, 1996 and $3,693 at December 31,                   257,922          258,623
1995, due monthly in varying installments of principal and
interest through January 2001

11.25% Mortgage note receivable, net of loan origination fees
of $9,547 at March 31, 1996 and $9,954 at December 31,                 1,571,735        1,575,680
1995, due monthly in installments of principal and interest of
$16,471 through October 2000

==============================================================================

============================================================================================================
                                                                       March 31, 1996      December 31, 1995
- ------------------------------------------------------------------------------------------------------------
9.5% Mortgage note receivable through February 28, 1996
adjusted to 6.75% (based on the U.S. Treasury Securities                $    718,225        $    719,601
weekly average yield adjusted to a constant maturity of 5 years plus 1.5%) on March 1, 1996 to maturity, net of loan origination fees of $8,845 at March 31, 1996 and $9,232 at
December 31, 1995, due monthly in varying installments of
principal and interest through February 2001

9.875% Mortgage note receivable, net of loan origination fees
of $15,026 at March 31, 1996 and $15,636 at December 31,                   2,441,472           2,445,235
1995, due monthly in varying installments of principal and
interest through January 1999

10.25% and 9.75% Mortgage notes receivable, net of loan
origination fees of $16,107 at March 31, 1996 and $19,911 at               2,319,912           2,329,018
December 31, 1995, due monthly in varying installments of
principal and interest through April 1997

10.25% and 12.25% Mortgage notes receivable, net of loan
origination fees of $9,696 at March 31, 1996 and $11,989 at                2,230,596           2,239,156
December 31, 1995, due monthly in varying installments of
principal and interest through April 1997

10.25% Mortgage note receivable, net of loan origination fees
of $51,316 at March 31, 1996 and $52,570 at December 31,                   1,740,623           1,741,822
1995, due monthly in installments of interest only through April
1995 at which time varying installments of principal and interest will be due monthly through April 2003

Bank prime rate plus 1% Mortgage note receivable,
net of loan origination fees of $23,888 at March 31, 1996 and                434,966             420,406
1995, due monthly in installments of interest only until final closing, July 1997, at which time payments of principal and interest of $12,355 will be due monthly through July 2007

10.00% Mortgage note receivable due monthly in installments                  447,512             450,810
of principal and interest of $4,889 through August 2000                 ------------        ------------

                                                                          26,912,356          26,964,328

Allowance for loan losses                                                 (1,600,000)         (1,600,000)
                                                                        ------------        ------------

Mortgage notes receivable, net of allowance for loan losses             $ 25,312,356        $ 25,364,328
                                                                        ============        ============

==============================================================================

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

        At March 31, 1996, the total recorded investment in impaired loans, as defined by SFAS 114, was $5,297,000. At March 31, 1996, all impaired loans are classified as earning loans. The Company believes that the allowance for loan losses of $1,600,000 at March 31, 1996 is at a level that is sufficient to absorb probable credit losses in the mortgage loan portfolio.

5.      Real Estate Owned

        A sale of the property which was foreclosed by the Company in 1992 was consummated on August 1, 1995. In accordance with the terms of the purchase agreement, the Company received $100,000 of the purchase price at the August 1, 1995 settlement date. The remaining $455,000 of the purchase price will be paid, pursuant to the terms of the mortgage note bearing interest at 10% per annum, in monthly installments of principal and interest of $4,889 commencing in September 1995 until maturity in August 2000, at which time the remaining unpaid principal of approximately $375,000 is due. The mortgage note is guaranteed by the borrower and may be prepaid in whole or in part at any time.

6.      Dividends

        Under pertinent provisions of the Internal Revenue Code (the "Code"), a real estate investment trust may consider a dividend declared in a subsequent year to be a distribution of income of the immediately prior year and thus reduce income subject to income tax. On March 13, 1996, the Board of Directors of the Company declared a cash dividend of $.11 per share of common stock, to its shareholders of record on March 25, 1996, payable on March 29, 1996. Of this dividend, $.01 was payable from income earned by the Company in 1995 and $.10 was payable from 1996 income. These dividends are taxable to shareholders as ordinary income.

7.      Income Taxes

        The Company intends to operate at all times to qualify as a real estate investment trust under the Code. In general, each year qualification is met, income is not subject to federal income tax at the Company level to the extent distributed to shareholders. The Company thus intends to distribute at least 95% of its net investment income to its shareholders. Accordingly, no provision for income taxes has been made for the three months ended March 31, 1996.

8.      Related Party Transactions

        The Company was involved in various transactions with affiliates as follows:

        Consulting fees under a contractual agreement aggregating $11,687 and $11,300 were earned by an officer of the Company during the three months ended March 31, 1996 and 1995, respectively.

        Fees aggregating $5,512 and $7,040 during the three months ended March 31, 1996 and 1995, respectively were earned by a shareholder of the Company for providing various investment and other services to the Company.

        During 1995, one of the Company's board members became the vice president of an entity which has a mortgage note with the Company. The carrying amount of the mortgage note receivable totaled $4,198,195 and $4,206,330 at March 31, 1996 and 1995, respectively and earned the Company $97,216 and $96,919 during the three months ended March 31, 1996 and 1995, respectively.

        During the quarter ended March 31, 1996 and 1995, one of the Company's directors was a member of a law firm which provides legal services to the Company. Fees for legal services provided by the law firm amounted to $13,472 and $79,251, of which $3,500 and $52,645 are deferred by the Company (see Note 10), for the three months ended March 31, 1996 and 1995, respectively.

9.      Commitments

        At March 31, 1996, the Company had outstanding loan commitments aggregating $906,000.

10.     Other

        On September 8, 1995, the Company's Board of Directors gave its approval for a proposed restructuring of the Company into a limited liability company ("LLC") and the generation of additional capital through the LLC. The Company expects to raise new capital of $25 to $50 million through the private placement of securities by the LLC. Distributions to current company shareholders under the proposed LLC restructuring are expected to remain consistent with current levels. At March 31, 1996, $656,000 of professional fees have been incurred in connection with this transaction, of which $328,000 have been deferred.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

        The Company's investment in mortgage loans represented 60% and 61% of its assets, or $25,312,356 and $25,364,328, at March 31, 1996 and December 31,
1995, respectively. The range of yields on mortgage loans closed from the Company's inception through March 31, 1996 ranges from 7.06% to 12.25%.

         The overall average yield on interest earning assets was 9.0% for the three months ended March 31, 1996 and 8.7% for the year ended December 31, 1995. The average amount held in marketable securities net of unrealized holding gains and losses for the three months ended March 31, 1996 was $14.1 million. The average yield (based on total yield divided by average amount of investments) was 6.6% for the three months ended March 31, 1996 and 5.8% for the year ended December 31, 1995.

        Investment income from marketable securities increased $91,265 to $236,281 for the first quarter of 1996 from $145,016 for the first quarter of 1995. Of the increase, $46,816 was the result of an increase in the average yield and $44,449 was the result of an increase in average amount invested in marketable mortgage-backed securities.

        Investment income from money market securities decreased $24,255 to $30,390 for first quarter of 1996 from $54,652 for the first quarter of 1995. Of the decrease, $31,242 was the result of a decrease in the average amount invested in money market securities offset by a $6,987 increase in the average yield.

        Interest income from mortgage notes increased $12,584 to $689,214 for the first quarter of 1996 from $676,630 for the first quarter of 1995. Of the increase, $13,893 was the result of an increase in average earning loans offset by a $1,309 decrease in average yield.

        Operating expenses decreased $63,326, or 34%, to $124,666 for the first quarter of 1996 from $187,992 for the first quarter of 1995. This decrease results from a $52,622 decrease in general and administrative expenses, due primarily to decreased professional service and loan advisory fees, and a $10,704 net loss from foreclosed property held for sale incurred in 1994.

        Net investment income increased 14% to $871,296 for the first three months of 1996 from $762,521 for the first three months of 1995 as a result of the items discussed above.

        Management reviews, on a regular basis, factors which adversely affect its mortgage loans, including occupancy levels, rental rates and property values. It is possible that economic conditions in Southeast Michigan and the nation in general may adversely affect certain of the Company's other loans. The Company believes that the allowance for loan losses of $1,600,000 at March 31, 1996 is at a level that is sufficient to absorb probable credit losses in the mortgage loan portfolio.

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

        On August 1, 1995, the sale of this property was consummated. In accordance with the terms of the purchase agreement, the Company received $100,000 of the purchase price at the August 1, 1995 settlement date. The remaining $455,000 of the purchase price will be paid, pursuant to the terms of a mortgage note bearing interest at 10% per annum, in monthly installments of principal and interest of $4,889 commencing in September 1995 until maturity in August 2000, at which time the remaining unpaid principal of approximately $375,000 is due. The mortgage note is guaranteed by the borrower and may be prepaid in whole or in part at any time. The net loss from foreclosed property held for sale totalled $10,704 for the three months ended March 31, 1995.

        During 1994, the Company reached settlements with the guarantors of the foreclosed loan aggregating $320,000. These settlements are payable over four to eight years, with interest rates ranging from non-interest bearing to 7.5%. Income from settlements is recorded as miscellaneous income when received and totaled $9,500 and $34,000 for the three months ended March 31, 1996 and 1995, respectively.

        Although the Company expects to have the balance of its available assets invested in mortgage loans to real estate projects by the end of 1996, management will continue its prudent approach of approving funding only of those loans which meet appropriate underwriting criteria.

Liquidity and Capital Resources

        Funds that have not yet been invested in mortgage loans are primarily invested in marketable mortgage-backed securities until needed for the Company's operations or investments in mortgage loans. Income and principal received with respect to the Company's investment in mortgage loans are also invested in marketable securities pending distribution to shareholders in the form of dividends or reinvestment in mortgage loans. At March 31, 1996, the Company had $25,312,356 invested in net mortgage loans, $9,459,688 invested in marketable mortgage-backed securities, $5,506,250 invested in U.S. Treasury Notes and $918,266 invested in money market funds.

        At March 31, 1996, the Company had outstanding loan commitments aggregating $906,000. The source of funds to satisfy these commitments will be the Company's marketable securities. The Company anticipates that its sources of cash are more than adequate to meet its liquidity needs.

        On September 8, 1995, the Company's Board of Directors gave its approval for a proposed restructuring of the Company into a limited liability company ("LLC") and the generation of additional capital through the LLC. The Company expects to raise new capital of $25 to $50 million through the private placement of securities by the LLC. Distributions to current company shareholders under the proposed LLC restructuring are expected to remain consistent with current levels. At March 31, 1996, $656,000 of professional fees have been incurred in connection with this transaction, of which $328,000 have been deferred.

        The Company's policy is to declare and pay cash dividends on a quarterly basis. The Company paid dividends totalling $.11 per share during the first three months of 1996, all of which was ordinary income to shareholders. The Company paid dividends totalling $.13 per share during the first three months of 1995.

                                   SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    METROPOLITAN REALTY CORPORATION



Dated: ________________             By: _____________________________________
                                        Jay B. Rising, President
                                    (Chief Executive Officer and
                                     Chief Financial Officer)