Form 10-K/A
period 1995-12-31
METROPOLITAN REALTY CORP
filed 1996-07-15
CIK 811516

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A
                         AMENDMENT NO. 1 TO FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1995

                                      OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 For the transition period from
       ________________ to ________________


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
                                (313) 961-5552

          Securities registered pursuant to Section 12(b) of the Act:

Title of Class                      Name of each exchange on which registered
- - - - --------------                      -----------------------------------------
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

                           YES __ X __   NO _______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K.

                           YES _______   NO __ X __

The aggregate market value of the Registrant's voting stock held by non-affiliates as of March 22, 1996 was $15,023,741. The number of shares outstanding of the Registrant's common stock as of March 22, 1996 was 4,532,169.

ITEM 7.     Item 7 is hereby amended to read as follows:


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

Liquidity and Capital Resources

           Funds that have not yet been invested in mortgage loans are primarily invested in marketable mortgage-backed securities until needed for the Company's operations or investments in mortgage loans. Income and principal received with respect to the Company's investments in mortgage loans are also invested in marketable mortgage backed securities pending distribution to shareholders in the form of dividends or reinvestment in mortgage loans. At December 31, 1995, the Company had $25,364,328 invested in mortgage loans, $9,809,793 invested in marketable mortgage-backed securities, $3,516,940 invested in U.S. Treasury Notes, and $2,294,965 invested in money market funds. The Company does not invest in high risk, mortgage-backed securities such as interest only strips or residual traunches. However, there can be no assurance that cash flows will materialize as scheduled as a result of prepayments of the underlying mortgages or that the proceeds can be invested in securities that will provide comparable yields.

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


ITEM 8.              Item 8 is hereby amended to read as follows:

ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

           The financial statements of the Company, consisting of balance sheet, statement of operations, statement of shareholders' equity, statement of cash flows and the notes to financial statements, are set forth in the separate financial section which begins on page F-1 and is incorporated herein by reference.

                                  SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 11, 1996        METROPOLITAN REALTY CORPORATION



                            By:     /s/ Jay B. Rising
                                  ---------------------------
                                  Jay B. Rising, President
                                  (Principal Executive Officer and Principal
                                  Financial Officer)

                        And By:     /s/ Russell P. Flynn
                                  ---------------------------
                                  Russell P. Flynn, Treasurer

           Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

=================================================================
          Signature              Title                 Date
- - - - -----------------------------------------------------------------
 /s/ Jay B. Rising          Attorney-In-Fact       June 11, 1996
- - - - --------------------------
*Jay B. Rising
- - - - -----------------------------------------------------------------
                 *              Director           June 11, 1996
- - - - --------------------------
Daniel L. Boone
- - - - -----------------------------------------------------------------
                 *              Director           June 11, 1996
- - - - --------------------------
David M. Diegel
- - - - -----------------------------------------------------------------
                 *              Director           June 11, 1996
- - - - --------------------------
Wayne S. Doran
- - - - -----------------------------------------------------------------
                 *              Director           June 11, 1996
- - - - --------------------------
Russell P. Flynn
- - - - -----------------------------------------------------------------
                 *              Director           June 11, 1996
- - - - --------------------------
David B. Hanson
- - - - -----------------------------------------------------------------
                 *              Director           June 11, 1996
- - - - --------------------------
Kenneth L. Hollowell
- - - - -----------------------------------------------------------------
                 *              Director           June 11, 1996
- - - - --------------------------
Robert G. Jackson
- - - - -----------------------------------------------------------------
                 *              Director           June 11, 1996
- - - - --------------------------
Richard P. Kughn
- - - - -----------------------------------------------------------------
                 *              Director           June 11, 1996
- - - - --------------------------
F. Thomas Lewand
- - - - -----------------------------------------------------------------
                 *              Director           June 11, 1996
- - - - --------------------------
Ernest Lofton
- - - - -----------------------------------------------------------------
                 *              Director           June 11, 1996
- - - - --------------------------
Robert H. Naftaly
- - - - -----------------------------------------------------------------
                 *              Director           June 11, 1996
- - - - --------------------------
Timothy L. Nichols
- - - - -----------------------------------------------------------------
                                Director           June 11, 1996
Joel A. Schwartz
- - - - -----------------------------------------------------------------
                 *              Director           June 11, 1996
- - - - --------------------------
Harold Smith
- - - - -----------------------------------------------------------------
                 *              Director           June 11, 1996
- - - - --------------------------
Frank D. Stella

=================================================================
          Signature              Title                 Date
- - - - -----------------------------------------------------------------
                 *              Director           June 11, 1996
- - - - ---------------------------
Marc Stepp
- - - - -----------------------------------------------------------------
                 *              Director           June 11, 1996
- - - - ---------------------------
James M. Tervo
- - - - -----------------------------------------------------------------
                 *              Director           June 11, 1996
- - - - ---------------------------
Samuel H. Thomas, Jr.
- - - - -----------------------------------------------------------------
                 *              Director           June 11, 1996
- - - - ---------------------------
R. Douglas Trezise
- - - - -----------------------------------------------------------------
                 *              Director           June 11, 1996
- - - - ---------------------------
Ronald C. Yee
=================================================================

                INDEX TO THE FINANCIAL STATEMENTS AND SCHEDULE

                                  ---------


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

BALANCE SHEET, DECEMBER 31, 1995 AND 1994                           F-3

STATEMENT OF OPERATIONS FOR THE YEARS ENDED
           DECEMBER 31, 1995, 1994 AND 1993                         F-4

STATEMENT OF SHAREHOLDERS' EQUITY FOR THE YEARS
           ENDED DECEMBER 31, 1995, 1994 AND 1993                   F-5

STATEMENT OF CASH FLOWS FOR THE YEARS ENDED
           DECEMBER 31, 1995, 1994 AND 1993                         F-6

NOTES TO FINANCIAL STATEMENTS                                   F-7  -  F-30

FINANCIAL STATEMENT SCHEDULE:

           Schedule II - Valuation and Qualifying Accounts          F-31

                   [Letterhead of Coopers & Lybrand L.L.P.]



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


/s/ Coopers & Lybrand L.L.P.


Detroit, Michigan
March 15, 1996


                        METROPOLITAN REALTY CORPORATION

                   BALANCE SHEET, December 31, 1995 and 1994


                                                                          1995             1994
                                                                          ----             ----
ASSETS

Cash and cash equivalents .........................................   $  2,446,221    $  3,529,334

Marketable securities .............................................     13,326,733      10,783,048

Mortgage notes receivable:
   Notes, earning .................................................     22,757,998      22,155,822
   Notes, related party ...........................................      4,206,330       4,238,157
   Allowance for loan losses ......................................     (1,600,000)     (1,000,000)
                                                                      ------------    ------------
                                                                        25,364,328      25,393,979
Real estate owned:
   Foreclosed property held for sale, net of accumulated
    depreciation of $65,866 at December 31, 1994 ..................             --       2,034,134
   Valuation allowance ............................................             --      (1,134,134)
                                                                      ------------    ------------
                                                                                --         900,000

Accrued interest and other receivables ............................        282,620         255,724

Other assets ......................................................        340,999         163,083
                                                                      ------------    ------------

                     Total assets .................................   $ 41,760,901    $ 41,025,168
                                                                      ============    ============



LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Accounts payable:
    Shareholder ...................................................   $      5,500    $      9,036
    Trade .........................................................        120,032         175,869
  Deferred income .................................................        153,952         129,552
  Deposits from borrowers for property taxes ......................        146,385         163,452
  Security deposits ...............................................             --          66,087
  Other ...........................................................          1,705           1,748
                                                                      ------------    ------------

                     Total liabilities ............................        427,574         545,744
                                                                      ------------    ------------

Shareholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares
    authorized; no shares issued and outstanding ..................             --              --
  Common stock, $.01 par value; 25,000,000 shares
    authorized; 4,532,169 shares issued and
    outstanding ...................................................         45,322          45,322
  Additional paid-in-capital ......................................     43,355,529      43,355,529
  Unrealized holding gains (losses) on marketable securities
     available for sale ...........................................         47,690        (356,949)
  Distributions in excess of net investment income ................     (2,115,214)     (2,564,478)
                                                                      ------------    ------------

                     Total shareholders' equity ...................     41,333,327      40,479,424
                                                                      ------------    ------------

                         Total liabilities and shareholders' equity   $ 41,760,901    $ 41,025,168
                                                                      ============    ============

   The accompanying notes are an integral part of the financial statements.


                        METROPOLITAN REALTY CORPORATION

                            STATEMENT OF OPERATIONS
             for the years ended December 31, 1995, 1994 and 1993



                                                   1995           1994          1993
                                                   ----           ----          ----
Income:

  Interest income:

           From mortgage notes                  $ 2,363,121   $ 2,678,387    $ 2,705,726

           From mortgage notes, related party       391,854       394,843        408,150

  Investment income                                 866,168       555,849        475,322

  Miscellaneous income                              142,916       228,949        126,787
                                                -----------   -----------    -----------

          Total income                            3,764,059     3,858,028      3,715,985
                                                -----------   -----------    -----------

Operating expenses:

  Change in allowance for loan losses               600,000      (461,500)            --

  General and administrative                        841,903       436,562        583,925

  Net loss from foreclosed
    property held for sale                          331,953     1,295,416        337,699

  Amortization of organization costs                     --            --         93,463
                                                -----------   -----------    -----------

          Total operating expenses                1,773,856     1,270,478      1,015,087
                                                -----------   -----------    -----------

          Net investment income                 $ 1,990,203   $ 2,587,550    $ 2,700,898
                                                ===========   ===========    ===========

Net investment income per share                 $       .44   $       .57    $       .60
                                                ===========   ===========    ===========

Weighted average shares of common stock
  outstanding                                     4,532,169     4,532,169      4,532,169
                                                ===========   ===========    ===========

   The accompanying notes are an integral part of the financial statements.


                        METROPOLITAN REALTY CORPORATION

                       STATEMENT OF SHAREHOLDERS' EQUITY
             for the years ended December 31, 1995, 1994 and 1993


                                          Common Stock                         Unrealized      Distributions
                                          ------------                        Holding Gains     in Excess of
                                                                Additional     (Losses) on           Net          Total
                                                                  Paid-in       Marketable       Investment    Shareholders'
                                      Shares           Amount     Capital       Securities        Income1         Equity
                                      ------           ------   ----------    -------------     ------------   -------------
Balances at January 1, 1993          4,532,169        $45,322   $ 43,355,529                   $ (2,550,289)   $ 40,850,562

Net investment income                                                                             2,700,898       2,700,898

Cash dividend of $.54 per share                                                                  (2,447,371)     (2,447,371)
                                     ---------        -------   ------------                   ------------    ------------

Balances at December 31, 1993        4,532,169         45,322     43,355,529                     (2,296,762)     41,104,089

Net investment income                                                                             2,587,550       2,587,550

Cash dividend of $.63 per share                                                                  (2,855,266)     (2,855,266)

Adjustment to beginning balance                                                $      3,624                           3,624
  for change in accounting
  principle (Note 2)

Change in unrealized holding                                                       (360,573)                       (360,573)
  gains (losses) on marketable
  securities
                                     ---------        -------   ------------   ------------    ------------    ------------
Balances at December 31, 1994        4,532,169         45,322   $ 43,355,529       (356,949)     (2,564,478)     40,479,424

Net investment income                                                                             1,990,203       1,990,203

Change in unrealized holding                                                        404,639                         404,639
  gains (losses) on marketable
  securities

Cash dividend of $.34 per share                                                                  (1,540,939)     (1,540,939)
                                     ---------        -------   ------------   ------------    ------------    ------------

Balances at December 31, 1995        4,532,169        $45,322   $ 43,355,529   $     47,690    $ (2,115,214)   $ 41,333,327
                                     =========        =======   ============   ============    ============    ============

- - - - ---------
1   See Note 7 to the financial statements.

   The accompanying notes are an integral part of the financial statements.


                        METROPOLITAN REALTY CORPORATION

                            STATEMENT OF CASH FLOWS
             for the years ended December 31, 1995, 1994 and 1993


                                                                              1995           1994           1993
                                                                              ----           ----           ----
Cash flows from operating activities:
  Net investment income ................................................   $ 1,990,203    $ 2,587,550    $ 2,700,898
                                                                           -----------    -----------    -----------

  Adjustments to reconcile net investment income to net cash provided by operating activities:
    Amortization of net loan origination fees ..........................       (50,095)      (104,008)       (83,832)
    Allowance for loan losses (recovery) expense .......................       600,000       (461,500)            --
    Valuation provision for foreclosed property ........................       314,421        994,134             --
    Depreciation and amortization expense ..............................        43,702         71,012         98,641
    Expiration of commitment and application fees ......................       (15,000)       (22,838)       (21,000)
    Other ..............................................................        23,263         16,557         24,223
    (Increase) decrease in assets:
      Accrued interest and other receivables ...........................       (26,896)       (33,784)        40,085
      Other assets .....................................................      (181,926)      (131,293)           190
    Increase (decrease) in liabilities:
      Accounts payable .................................................       (59,373)        16,615         28,566
      Other liabilities ................................................       (83,197)        24,566         57,050
                                                                           -----------    -----------    -----------

                           Total adjustments ...........................       564,899        369,461        143,923
                                                                           -----------    -----------    -----------

                           Net cash provided by operating
                             activities ................................     2,555,102      2,957,011      2,844,821
                                                                           -----------    -----------    -----------

Cash flows from investing activities:
  Purchases of marketable securities ...................................    (3,507,381)    (4,767,232)            --
  Collections of principal from marketable securities ..................     1,345,072      1,093,691      1,874,708
  Loan disbursements ...................................................      (444,293)      (150,000)    (1,800,000)
  Loan repayments ......................................................       355,151      4,876,191        211,043
  Commitment and loan extension fees received ..........................        73,525         38,000         40,223
  Cash proceeds from sale of foreclosed property, net ..................        92,157             --             --
  Loan origination expenses paid .......................................       (10,237)            --        (15,601)
  Capital expenditures .................................................        (1,270)            --             --
  Other receivable repayments ..........................................            --             --         16,785
                                                                           -----------    -----------    -----------

                           Net cash provided by (used in)
                             investing activities ......................    (2,097,276)     1,090,650        327,158
                                                                           -----------    -----------    -----------

Cash flows used in financing activities,
  dividends paid .......................................................    (1,540,939)    (2,855,266)    (2,447,371)
                                                                           -----------    -----------    -----------

Net increase (decrease) in cash and cash
  equivalents ..........................................................    (1,083,113)     1,192,395        724,608

Cash and cash equivalents, beginning of year ...........................     3,529,334      2,336,939      1,612,331
                                                                           -----------    -----------    -----------

Cash and cash equivalents, end of year .................................   $ 2,446,221    $ 3,529,334    $ 2,336,939
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


3.         MARKETABLE SECURITIES:

           Marketable securities at December 31, 1995 and 1994 consisted of the following:

                                                              1995                           1994
                                                 -----------------------------    --------------------------

                              Interest Rate at
                                  12/31/95           Cost         Market Value        Cost      Market Value
                              -----------------      ----         ------------        ----      ------------
U.S. Treasury Note                   6.125%     $ 3,507,383       $ 3,516,940

Federal National                6.36%-6.44%       5,956,601         5,948,714     $ 6,504,138   $ 6,218,604
Mortgage Association,
pass through

Federal Home Loan               7.92%-8.02%       3,815,059         3,861,079       4,635,859     4,564,444
                                                -----------       -----------     -----------   -----------
Mortgage Corporation,
pass through

                                                $13,279,043       $13,326,733     $11,139,997   $10,783,048
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



                                   Continued

                        METROPOLITAN REALTY CORPORATION

4.         MORTGAGE NOTES RECEIVABLE:

           Mortgage notes receivable as of dates indicated are summarized as follows:

=============================================================================================================================



                                                                          Final
                                          Interest                      Maturity                     Periodic
        Description                         Rate                          Date                     Payment Terms

- - - - -----------------------------------------------------------------------------------------------------------------------------
First Mortgage Notes on Industrial and Mixed-Use Facilities and Office Buildings:
First mortgage note                    9.09%                         December 2000     Monthly payments of principal and
on parking garage in                                                                   interest of $35,494 until maturity, at
Detroit, Michigan                                                                      which time the remaining unpaid
                                                                                       principal balance of approximately
                                                                                       $4,010,000 is due. The note may be
                                                                                       prepaid in whole, but not in part, for
                                                                                       a fee ranging from 1 percent to 1.5
                                                                                       percent of the outstanding principal
                                                                                       balance at the time of prepayment.

First mortgage on             10.25% through March 31,                 April 2000      Monthly payments in varying
rehabilitation of             1995 adjusted to 9.26% on                                installments of principal and interest
historic office               April 1, 1995**                                          until maturity, at which time the
building located in                                                                    remaining unpaid principal balance
Detroit, Michigan                                                                      of approximately $1,858,000 is due.
                                                                                       The note may be prepaid in whole,
                                                                                       but not in part, for a set fee based
                                                                                       upon the rate by which the annual
                                                                                       yield on certain U.S. Treasury
                                                                                       securities exceeds the yield on the
                                                                                       note through April 1997, after which
                                                                                       time the fee ranges from 1 percent
                                                                                       to 3 percent of the outstanding
                                                                                       principal balance at the time of
                                                                                       prepayment.

================================================================================================================================
                                                                                                                    Principal
                                                                                                                    Amount of
                                                                           Carrying Amount of                     Loans Subject
                                          Face                          Mortgages at December 31,*                      to
                           Prior        Amount of                       -------------------------                   Delinquent
        Description        Liens        Mortgage              1995                1994                 1993         Principal
                                                                                                                   and Interest
- - - - --------------------------------------------------------------------------------------------------------------------------------
First Mortgage Notes on Industrial and Mixed-Use Facilities and Office Buildings:
First mortgage note        None        $4,376,000          $4,206,330           $4,238,157          $4,265,018
on parking garage in
Detroit, Michigan

First mortgage on          None         1,900,000           1,812,889            1,836,190           1,703,506
rehabilitation of
historic office
building located in
Detroit, Michigan

- - - - ---------
* The carrying amount is reduced for unamortized loan origination fees received in excess of loan origination costs paid.

** Admustment based on the U.S. Treasury Securities weekly average yield adjusted to a constant maturity of 5 years plus 2.25%.

Continued                         F-11

                        METROPOLITAN REALTY CORPORATION

4.         MORTGAGE NOTES RECEIVABLE, Continued:

=============================================================================================================================



                                                                          Final
                                          Interest                      Maturity                     Periodic
        Description                         Rate                          Date                     Payment Terms

- - - - -----------------------------------------------------------------------------------------------------------------------------
First Mortgage Notes on Industrial and Mixed-Use Facilities and Office Buildings:
First mortgage                             9.875%                     February 1999     Monthly payments in varying
permanent loan on a                                                                     installments of principal and interest
light industrial                                                                        until maturity, at which time the
building located in                                                                     remaining unpaid principal balance
Plymouth Township,                                                                      of approximately $2,402,000 is due.
Michigan                                                                                The note may be prepaid in whole,
                                                                                        but not in part, for a fee based upon
                                                                                        the rate by which the annual yield
                                                                                        on certain U.S. Treasury securities
                                                                                        exceeds the yield on the note at the
                                                                                        time of prepayment.

First mortgage on                          10.50%                     December 2000     Monthly payments of interest only
day care center                                                                         until January 1993 when payments
located in Plymouth,                                                                    in varying installments of principal
Michigan                                                                                and interest commence until
                                                                                        maturity, at which time the
                                                                                        remaining unpaid principal balance
                                                                                        of approximately $908,000 is due.
                                                                                        The note may be prepaid in whole,
                                                                                        but not in part, for a fee based upon
                                                                                        the rate by which the annual yield
                                                                                        on certain U.S. Treasury securities
                                                                                        exceeds the yield on the note at the
                                                                                        time of prepayment.

================================================================================================================================
                                                                                                                    Principal
                                                                                                                    Amount of
                                                                           Carrying Amount of                     Loans Subject
                                          Face                          Mortgages at December 31,*                      to
                           Prior        Amount of                       -------------------------                   Delinquent
        Description        Liens        Mortgage              1995                1994                 1993         Principal
                                                                                                                   and Interest
- - - - --------------------------------------------------------------------------------------------------------------------------------
First Mortgage Notes on Industrial and Mixed-Use Facilities and Office Buildings:
First mortgage             None        $2,525,000          $2,445,235          $2,458,787           $2,471,031
permanent loan on a
light industrial
building located in
Plymouth Township,
Michigan

First mortgage on          None           960,000             940,653             945,613              950,070
day care center
located in Plymouth,
Michigan

- - - - ---------
* The carrying amount is reduced for unamortized loan origination fees received in excess of loan origination costs paid.

Continued                                  F-12

                        METROPOLITAN REALTY CORPORATION

4.         MORTGAGE NOTES RECEIVABLE, Continued:

=============================================================================================================================



                                                                          Final
                                          Interest                      Maturity                     Periodic
        Description                         Rate                          Date                     Payment Terms

- - - - -----------------------------------------------------------------------------------------------------------------------------
First Mortgage Notes on Industrial and Mixed-Use Facilities and Office Buildings:
First mortgage on             9.875% through October 31,             October 2000      Monthly payments in varying
retail tire                   1995 adjusted to 7.25% on                                installments of principal and interest
center located in             November 1, 1995 based on                                until maturity, at which time the
Woodhaven,                    the U.S. Treasury average                                remaining unpaid principal balance
Michigan                      weekly yield adjusted to a                               of approximately $647,000 is due.
                              constant maturity of 5 years                             The note may be prepaid in whole,
                              plus 1.5% at that date                                   but not in part, for a fee of 1 percent
                                                                                       of the outstanding principal balance
                                                                                       or based upon the rate by which the
                                                                                       annual yield on certain U.S.
                                                                                       Treasury securities exceeds the yield
                                                                                       on the note at the time of
                                                                                       prepayment.

First mortgage on             9.50% through February 28,             February 2001     Monthly payments in varying
retail tire center            1996. The interest rate will                             installments of principal and interest
located in Sterling           be adjusted on March 1,                                  until maturity, at which time the
Heights, Michigan             1996 to the U.S. Treasury                                remaining unpaid principal balance
                              weekly average yield                                     of approximately $693,000 is due.
                              adjusted to a constant                                   The note may be prepaid in whole,
                              maturity of 5 years plus 1.5%                            but not in part, for a fee of 1 percent
                                                                                       to 2 percent of the outstanding
                                                                                       principal balance or based upon the
                                                                                       rate by which the annual yield on
                                                                                       certain U.S. Treasury securities
                                                                                       exceeds the yield on the note at the
                                                                                       time of prepayment.

================================================================================================================================
                                                                                                                    Principal
                                                                                                                    Amount of
                                                                           Carrying Amount of                     Loans Subject
                                          Face                          Mortgages at December 31,*                      to
                           Prior        Amount of                       -------------------------                   Delinquent
        Description        Liens        Mortgage              1995                1994                 1993         Principal
                                                                                                                   and Interest
- - - - --------------------------------------------------------------------------------------------------------------------------------
First Mortgage Notes on Industrial and Mixed-Use Facilities and Office Buildings:
First mortgage on          None        $  695,000          $  669,449           $  673,579          $  676,731
retail tire
center located in
Woodhaven,
Michigan

First mortgage on          None           750,000             719,601              723,425             726,887
retail tire center
located in Sterling
Heights, Michigan

- - - - ---------
* The carrying amount is reduced for unamortized loan origination fees received in excess of loan origination costs paid.

Continued                           F-13

                        METROPOLITAN REALTY CORPORATION

4.         MORTGAGE NOTES RECEIVABLE, Continued:

=============================================================================================================================



                                                                          Final
                                          Interest                      Maturity                     Periodic
        Description                         Rate                          Date                     Payment Terms

- - - - -----------------------------------------------------------------------------------------------------------------------------
First Mortgage Notes on Industrial and Mixed-Use Facilities and Office Buildings:
First mortgage on                        10.25%                      April 2003        Monthly payments of interest only
office building                                                                        through April 1995 and varying
located in Detroit,                                                                    installments of principal and interest
Michigan                                                                               from May 1995 until maturity, at
                                                                                       which time the remaining unpaid
                                                                                       principal balance of approximately
                                                                                       $1,695,000 is due. The note may be
                                                                                       prepaid in whole, but not in part, at
                                                                                       varying prepayment rates, based on
                                                                                       the date of prepayment.

First mortgage on                        10.50%                      July 1997**       Monthly payments of principal and
Industrial building                                                                    interest of $11,933 until maturity, at
located in Van Buren                                                                   which time the remaining unpaid
Township, Michigan                                                                     principal balance of approximately
                                                                                       $1,185,230 is due. The note may be
                                                                                       prepaid in whole, but not in part, for
                                                                                       a fee based upon the rate by which
                                                                                       the annual yield on certain U.S.
                                                                                       Treasury securities exceeds the yield
                                                                                       on the note at the time of
                                                                                       prepayment.

================================================================================================================================
                                                                                                                    Principal
                                                                                                                    Amount of
                                                                           Carrying Amount of                     Loans Subject
                                          Face                          Mortgages at December 31,*                      to
                           Prior        Amount of                       -------------------------                   Delinquent
        Description        Liens        Mortgage              1995                1994                 1993         Principal
                                                                                                                   and Interest
- - - - --------------------------------------------------------------------------------------------------------------------------------
First Mortgage Notes on Industrial and Mixed-Use Facilities and Office Buildings:
First mortgage on          None        $1,800,000          $1,741,822           $1,743,332          $1,739,059
office building
located in Detroit,
Michigan

First mortgage on          None          1,250,000                 --                  --            1,212,924
Industrial building
located in Van Buren
Township, Michigan

- - - - ---------
* The carrying amount is reduced for unamortized loan origination fees received in excess of loan origination costs paid.

** On November 9, 1994, the outstanding principal balance of this mortgage note was prepaid. The Company also received a prepayment penalty of approximately $114,000.

Continued                           F-14

                        METROPOLITAN REALTY CORPORATION

4.         MORTGAGE NOTES RECEIVABLE, Continued:

=============================================================================================================================



                                                                          Final
                                          Interest                      Maturity                     Periodic
        Description                         Rate                          Date                     Payment Terms

- - - - -----------------------------------------------------------------------------------------------------------------------------
First Mortgage Notes on Industrial and Mixed-Use Facilities and Office Buildings:
Renovation of office          1% Over Prime (Prime Rate              July 1997         Monthly payments in varying
building located in           at December 31, 1995 was                                 installments of interest until
Detroit, Michigan             8.5%)                                                    maturity, at which time it is
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

================================================================================================================================
                                                                                                                    Principal
                                                                                                                    Amount of
                                                                           Carrying Amount of                     Loans Subject
                                          Face                          Mortgages at December 31,*                      to
                           Prior        Amount of                       -------------------------                   Delinquent
        Description        Liens        Mortgage              1995                1994                 1993         Principal
                                                                                                                   and Interest
- - - - --------------------------------------------------------------------------------------------------------------------------------
First Mortgage Notes on Industrial and Mixed-Use Facilities and Office Buildings:
Renovation of office       None        $1,365,000          $420,406                 --                  --
building located in                    (of which
Detroit, Michigan                      $921,000 is
                                       undisbursed at
                                       December 31,
                                       1995)

- - - - ---------
* The carrying amount is reduced for unamortized loan origination fees received in excess of loan origination costs paid.

Continued                              F-15

                        METROPOLITAN REALTY CORPORATION

4.         MORTGAGE NOTES RECEIVABLE, Continued:

=============================================================================================================================



                                                                          Final
                                          Interest                      Maturity                     Periodic
        Description                         Rate                          Date                     Payment Terms

- - - - -----------------------------------------------------------------------------------------------------------------------------
First Mortgage Notes on Shopping Centers:
Shopping center               10.50% through December                December 1999     Monthly payments in varying
located in Detroit,           31, 1994 adjusted to                                     installments of principal and interest
Michigan                      10.875% on January 1,                                    until maturity, at which time the
                              1995**                                                   remaining unpaid principal balance
                                                                                       of approximately $941,000 is due.
                                                                                       The note may be prepaid in whole,
                                                                                       but not in part, for a fee ranging
                                                                                       from 1 percent to 5 percent of the
                                                                                       outstanding principal balance or
                                                                                       based upon the rate by which the
                                                                                       annual yield on certain U.S.
                                                                                       Treasury securities exceeds the yield
                                                                                       on the note at the time of
                                                                                       prepayment.

Shopping center                            9.3752%                   January 2000      Monthly payments of principal and
located in Sterling                                                                    interest of $18,298 until maturity, at
Heights, Michigan                                                                      which time the remaining unpaid
                                                                                       principal balance of approximately
                                                                                       $2,028,000 is due. The note may be
                                                                                       prepaid in whole, but not in part, for
                                                                                       a fee based upon the rate by which
                                                                                       the annual yield on certain U.S.
                                                                                       Treasury securities at the time of
                                                                                       prepayment exceeds the yield on
                                                                                       the note through January 1997. After
                                                                                       such date, the note may be prepaid
                                                                                       without a fee.

================================================================================================================================
                                                                                                                    Principal
                                                                                                                    Amount of
                                                                           Carrying Amount of                     Loans Subject
                                          Face                          Mortgages at December 31,*                      to
                           Prior        Amount of                       -------------------------                   Delinquent
        Description        Liens        Mortgage              1995                1994                 1993         Principal
                                                                                                                   and Interest
- - - - --------------------------------------------------------------------------------------------------------------------------------
First Mortgage Notes on Shopping Centers:
Shopping center            None        $1,080,500          $  965,898           $  971,030          $  975,153
located in Detroit,
Michigan

Shopping center            None         2,200,000           2,111,851            $2,127,504          2,141,578
located in Sterling
Heights, Michigan

- - - - ---------
* The carrying amount is reduced for unamortized loan origination fees received in excess of loan origination costs paid.

** Adjustment based on the U.S. Treasury Securities weekly average yield adjusted to constant maturity of 5 years plus 3%.

Continued                           F-16

                        METROPOLITAN REALTY CORPORATION

4.         MORTGAGE NOTES RECEIVABLE, Continued:

=============================================================================================================================



                                                                          Final
                                          Interest                      Maturity                     Periodic
        Description                         Rate                          Date                     Payment Terms

- - - - -----------------------------------------------------------------------------------------------------------------------------
First Mortgage Notes on Shopping Centers:
Shopping center                             9.17%                    June 1994         Monthly payments of interest only of
located in St. Clair                                                                   $25,218 until maturity, at which
Shores, Michigan                                                                       time the remaining unpaid principal
                                                                                       balance of $3,300,000 is due.

Rehabilitation of                          11.25%                    October 2000      Monthly payments of principal and
shopping center                                                                        interest of $16,471 until maturity, at
located in Detroit,                                                                    which time the remaining unpaid
Michigan                                                                               principal balance of approximately
                                                                                       $1,477,000 is due. The note may be
                                                                                       prepaid in whole, but not in part, for
                                                                                       a fee based upon the rate by which
                                                                                       the annual yield on certain U.S.
                                                                                       Treasury securities exceeds the yield
                                                                                       on the note at the time of
                                                                                       prepayment.

Rehabilitation of                          11.25%                    October 2000      Monthly payments of principal and
shopping center                                                                        interest of $21,961 until maturity, at
located in Detroit,                                                                    which time the remaining unpaid
Michigan                                                                               principal balance of approximately
                                                                                       $1,969,000 is due. The loan may be
                                                                                       prepaid in whole, but not in part,
                                                                                       and may require payment of a fee
                                                                                       based upon the rate by which the
                                                                                       annual yield on certain U.S.
                                                                                       Treasury securities exceeds the yield
                                                                                       on the note at the time of
                                                                                       prepayment.

================================================================================================================================
                                                                                                                    Principal
                                                                                                                    Amount of
                                                                           Carrying Amount of                     Loans Subject
                                          Face                          Mortgages at December 31,*                      to
                           Prior        Amount of                       -------------------------                   Delinquent
        Description        Liens        Mortgage              1995                1994                 1993         Principal
                                                                                                                   and Interest
- - - - --------------------------------------------------------------------------------------------------------------------------------
First Mortgage Notes on Shopping Centers:
Shopping center            None        $3,300,000                 --                   --           $3,300,000
located in St. Clair
Shores, Michigan

Rehabilitation of          None         1,650,000          $1,575,680           $1,589,953           1,602,673
shopping center
located in Detroit,
Michigan

Rehabilitation of          None         2,200,000           2,100,907            2,119,938           2,136,897
shopping center
located in Detroit,
Michigan

- - - - ---------
* The carrying amount is reduced for unamortized loan origination fees received in excess of loan origination costs paid.

Continued                          F-17

                        METROPOLITAN REALTY CORPORATION

4.         MORTGAGE NOTES RECEIVABLE, Continued:

=============================================================================================================================



                                                                          Final
                                          Interest                      Maturity                     Periodic
        Description                         Rate                          Date                     Payment Terms

- - - - -----------------------------------------------------------------------------------------------------------------------------
First Mortgage Notes on Shopping Centers:
Shopping center                            10.25%                      April 1997      Monthly payments in varying
located in Detroit,                         and                                        installments of principal and interest
Michigan                                    9.75%                                      until maturity, at which time the
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

================================================================================================================================
                                                                                                                    Principal
                                                                                                                    Amount of
                                                                           Carrying Amount of                     Loans Subject
                                          Face                          Mortgages at December 31,*                      to
                           Prior        Amount of                       -------------------------                   Delinquent
        Description        Liens        Mortgage              1995                1994                 1993         Principal
                                                                                                                   and Interest
- - - - --------------------------------------------------------------------------------------------------------------------------------
First Mortgage Notes on Shopping Centers:
Shopping center            None        $2,500,000          $2,329,018           $2,362,444          $2,392,384
located in Detroit,
Michigan

- - - - ---------
* The carrying amount is reduced for unamortized loan origination fees received in excess of loan origination costs paid.

Continued                            F-18

                        METROPOLITAN REALTY CORPORATION

4.         MORTGAGE NOTES RECEIVABLE, Continued:


=============================================================================================================================



                                                                          Final
                                          Interest                      Maturity                     Periodic
        Description                         Rate                          Date                     Payment Terms

- - - - -----------------------------------------------------------------------------------------------------------------------------
First Mortgage Notes on Apartment Buildings:
Renovation of 75-                           8.0%                       August 2000     Monthly payments of interest only
unit building located                        and                                       through April 1994 and varying
in Detroit, Michigan                        9.5%                                       installments of principal and interest
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

================================================================================================================================
                                                                                                                    Principal
                                                                                                                    Amount of
                                                                           Carrying Amount of                     Loans Subject
                                          Face                          Mortgages at December 31,*                      to
                           Prior        Amount of                       -------------------------                   Delinquent
        Description        Liens        Mortgage              1995                1994                 1993         Principal
                                                                                                                   and Interest
- - - - --------------------------------------------------------------------------------------------------------------------------------
First Mortgage Notes on Apartment Buildings:
Renovation of 75-          None        $1,260,000**        $1,361,789           $1,369,349          $1,369,463
unit building located
in Detroit, Michigan

- - - - ---------
* The carrying amount is reduced for unamortized loan origination fees received in excess of loan origination costs paid.

** During 1993, the Company modified the terms of this mortgage note, pursuant to which approximately $125,000 of interest was added to the principal balance of the mortgage.

Continued                             F-19

                        METROPOLITAN REALTY CORPORATION

4.         MORTGAGE NOTES RECEIVABLE, Continued:

=============================================================================================================================



                                                                          Final
                                          Interest                      Maturity                     Periodic
        Description                         Rate                          Date                     Payment Terms

- - - - -----------------------------------------------------------------------------------------------------------------------------
First Mortgage Notes on Apartment Buildings:
Renovation of 54-                            9.25%                   September 2000    Monthly payments of principal and
unit building located                                                                  interest of $5,800 until maturity, at
in Detroit, Michigan                                                                   which time the remaining unpaid
                                                                                       principal balance of approximately
                                                                                       $557,000 is due. The note may be
                                                                                       prepaid in whole, but not in part,
                                                                                       and may require payment of a fee
                                                                                       based upon the rate by which the
                                                                                       annual yield on certain U.S.
                                                                                       Treasury securities exceeds the yield
                                                                                       on the note at the time of
                                                                                       prepayment.**

24-unit building                            10.25%                   January 2001      Monthly payments in varying
located in Detroit,                                                                    installments of principal and interest
Michigan                                                                               until maturity, at which time the
                                                                                       remaining unpaid principal balance
                                                                                       of approximately $241,000 is due.
                                                                                       The note may be prepaid in whole,
                                                                                       but not in part, and may require
                                                                                       payment of a fee based upon the
                                                                                       rate by which the annual yield on
                                                                                       certain U.S. Treasury securities
                                                                                       exceeds the yield on the note at the
                                                                                       time of prepayment.

================================================================================================================================
                                                                                                                    Principal
                                                                                                                    Amount of
                                                                           Carrying Amount of                     Loans Subject
                                          Face                          Mortgages at December 31,*                      to
                           Prior        Amount of                       -------------------------                   Delinquent
        Description        Liens        Mortgage              1995                1994                 1993         Principal
                                                                                                                   and Interest
- - - - --------------------------------------------------------------------------------------------------------------------------------
First Mortgage Notes on Apartment Buildings:
Renovation of 54-          None        $728,000            $614,211             $622,842            $703,403
unit building located
in Detroit, Michigan

24-unit building           None         275,000             258,623              261,166             263,451
located in Detroit,
Michigan

- - - - ---------
* The carrying amount is reduced for unamortized loan origination fees received in excess of loan origination costs paid.

** In December 1994, the Company modified the terms of this loan pursuant to which $75,000 of principal was prepaid and the interest rate was reduced from 11% to 9.25%.


Continued                           F-20

                        METROPOLITAN REALTY CORPORATION

4.         MORTGAGE NOTES RECEIVABLE, Continued:

=============================================================================================================================



                                                                          Final
                                          Interest                      Maturity                     Periodic
        Description                         Rate                          Date                     Payment Terms

- - - - -----------------------------------------------------------------------------------------------------------------------------
First Mortgage Notes on Apartment Buildings:
Renovation of 167                     10.25% and 12.25%                April 1997      Monthly payments in varying
unit building located                                                                  installments of principal and interest
in Detroit, Michigan                                                                   until maturity, at which time the
                                                                                       remaining unpaid principal balance
                                                                                       of approximately $1,910,857 is due.
                                                                                       The note may be prepaid in whole,
                                                                                       but not in part, for a fee based upon
                                                                                       the rate by which the annual yield
                                                                                       on certain U.S. Treasury securities
                                                                                       exceeds the yield on the note at the
                                                                                       time of prepayment.

205-unit high-rise                         10.00%                      August 2000     Monthly payments in varying
apartment building                                                                     installments of principal and interest
located in Detroit,                                                                    until maturity, at which time the
Michigan                                                                               remaining unpaid principal balance
                                                                                       is due. The note may be prepaid in
                                                                                       whole or in part at anytime.

================================================================================================================================
                                                                                                                    Principal
                                                                                                                    Amount of
                                                                           Carrying Amount of                     Loans Subject
                                          Face                          Mortgages at December 31,*                      to
                           Prior        Amount of                       -------------------------                   Delinquent
        Description        Liens        Mortgage              1995                1994                 1993         Principal
                                                                                                                   and Interest
- - - - --------------------------------------------------------------------------------------------------------------------------------
First Mortgage Notes on Apartment Buildings:
Renovation of 167          None        $      2,500,000    $      2,239,156     $      2,350,670    $     2,418,934
unit building located
in Detroit, Michigan

205-unit high-rise         None                 455,000             450,810                   --                 --
apartment building
located in Detroit,
Michigan
                                       ----------------    ----------------     ----------------    ---------------
                                             33,769,500          26,964,328           26,393,979         31,049,162        --
Allowance for
loan losses                                                      (1,600,000)          (1,000,000)        (1,461,500)
                                       ----------------    ----------------     ----------------    ---------------
Mortgage notes
receivable, net of
allowance for loan
losses                                 $     33,769,500    $     25,364,328     $     25,393,979    $    29,587,662        --
                                       ================    ================     ================    ===============

- - - - ---------
* The carrying amount is reduced for unamortized loan origination fees received in excess of loan origination costs paid.

Continued                          F-21

                        METROPOLITAN REALTY CORPORATION

4.         MORTGAGE NOTES RECEIVABLE, Continued:


Aggregate, contractual annual maturities of mortgage note receivable principal are as follows:

           1996                                     $   440,034
           1997                                       5,088,625
           1998                                         283,573
           1999                                       3,631,394
           2000                                      15,361,258
           2001 and after                             2,403,406
                                                    -----------
                                                     27,208,290
Less unamortized net loan
  origination fees                                      243,962
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

           During the third quarter of 1995, the Company determined that an $850,000 increase in the allowance related to certain loans was necessary as a result of the continued deterioration of the underlying collateral and limited market rent potential on these loans. In its analysis of the adequacy of the allowance for loan losses, the Company used operating cash flow analyses and other information obtained through an independent valuation of the Company's mortgage portfolio performed in conjunction with the proposed restructuring discussed in Note 11. The Company believes that the allowance for loan losses of $1,600,000 at December 31, 1995 is adequate to properly reflect the portfolio of mortgage loans at estimated net realizable value.

           The Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114), as amended by SFAS 118, on January 1, 1995. Under these new standards, a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is based on the discounted cash flows of the underlying collateral. The cumulative effect of adopting the provisions of SFAS No. 114 was not significant. At December 31, 1995, the total recorded investment in impaired loans, as defined by SFAS 114, was $5,308,000. The allowance related to these loans totaled $1,600,000 at December 31, 1995. The average recorded investment in impaired loans was approximately $5,328,000 and interest income was $536,117 for the

                                   Continued
                                     F-24

                        METROPOLITAN REALTY CORPORATION

4.         MORTGAGE NOTES RECEIVABLE, continued:

           year ended December 31, 1995. All impaired loans were classified as earning loans during 1995, with interest income recognized on an accrual basis.


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


                                   Continued
                                     F-25

                        METROPOLITAN REALTY CORPORATION

5.         REAL ESTATE OWNED, continued:


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
                           ==========   ==========   ==========



6.         FINANCIAL INSTRUMENTS:

           The estimated fair value of financial instruments held by the Company at December 31, 1995 and 1994, and the valuation techniques used to estimate the fair value, were as follows:


                                               1995                               1994
                                              ------                             ------
                                      Carrying       Estimated          Carrying       Estimated
                                       Value         Fair Value           Value        Fair Value
                                      --------       ----------         --------       ----------
Cash and cash equivalents           $ 2,446,221      $ 2,446,221      $ 3,529,334      $ 3,529,334

Marketable securities                13,326,733       13,374,423       10,783,048       10,426,099

Mortgage notes receivable, net       25,364,328       25,490,028       25,393,979       25,203,520

Accrued interest and other              282,620          282,620          255,724          255,724
receivables

Accounts payable                        125,532          125,532          184,905          184,905

           Cash and cash equivalents     --     The carrying amount is a
                                                reasonable estimate of fair
                                                value.

           Marketable securities         --     The estimated fair value of
                                                marketable securities is
                                                estimated based on quoted
                                                market prices.



                                   Continued
                                     F-26

                        METROPOLITAN REALTY CORPORATION

6.         FINANCIAL INSTRUMENTS, continued:


           Mortgage notes receivable,
           net                           --     The fair value of mortgage
                                                notes receivable is estimated
                                                by discounting future cash
                                                flows using an estimated
                                                discount rate which reflects
                                                the current credit, interest
                                                rate and prepayment risks
                                                associated with similar types
                                                of instruments.

           Accrued interest and other
           receivables                   --     The carrying amount is a
                                                reasonable estimate of fair
                                                value.

           Accounts payable              --     The carrying amount is a
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



                                   Continued
                                     F-27

                        METROPOLITAN REALTY CORPORATION

7.         FEDERAL INCOME TAX, continued:

- - - - -------------------------------------------------------------------------------------------------
                                                           1995           1994           1993
                                                           ----           ----           ----
- - - - -------------------------------------------------------------------------------------------------
Investment income before income
tax on undistributed earnings                           $ 1,990,203    $ 2,587,550    $ 2,700,898


Increase (decrease) in taxable income resulting from:

    Loan origination and appli-
      cation fees, net                                        8,430        (88,845)       (57,324)

    Provision for valuation
      allowances, net                                       914,421        532,634             --

    Realized loss on sale of
      foreclosed property                                (1,566,594)            --             --

    Bad debt expense                                             --       (312,000)            --

    Dividends declared on
      investment income                                  (1,314,329)    (2,764,623)    (2,673,980)


    Other, net                                              (32,131)        45,284         30,406
                                                        -----------    -----------    -----------

      Taxable investment income                                  --             --             --
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


                                   Continued
                                     F-28

                        METROPOLITAN REALTY CORPORATION

8.         RELATED PARTY TRANSACTIONS, continued:

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

           o During 1995, one of the Company's board members became the vice president of an entity which has a mortgage note with the Company. The carrying amount of the mortgage note receivable totaled $4,206,330 and $4,238,157 at December 31, 1995 and 1994, respectively and earned the Company $391,854, $394,843 and $408,150 during the years ended December 31, 1995, 1994 and 1993, respectively.

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


                                   Continued
                                     F-29

                        METROPOLITAN REALTY CORPORATION

12.        INTERIM FINANCIAL INFORMATION (unaudited):



=======================================================================
                                                         Net Investment
                        Total        Net Investment      Income (Loss)
Quarters Ended         Income         Income (Loss)        per Share
- - - - -----------------------------------------------------------------------
Fiscal 1995

December 31         $   913,133        $   674,776         $    .15
September 30            973,527           (183,720)            (.04)(1)
June 30                 926,886            736,626              .16
March 31                950,513            762,521              .17
                    -----------        -----------         --------

                    $ 3,764,059        $ 1,990,203         $    .44
                    ===========        ===========         ========



Fiscal 1994

December 31         $ 1,052,728        $   250,564         $    .05(2)
September 30            937,150            814,839              .18
June 30                 929,888            809,875              .18
March 31                938,262            712,272              .16
                    -----------        -----------         --------

                    $ 3,858,028        $ 2,587,550         $    .57
                    ===========        ===========         ========

- - - - --------
     1 The results of operations for the third quarter of fiscal year 1995 include a $850,000 increase in the allowance for loan losses and a $200,000 increase in general and administrative expenses for costs associated with the Company's proposed restructuring into a limited liability company. See Notes 4 and 11 to the financial statements.

     2 The results of operations for the fourth quarter of fiscal year 1994 include a $994,000 increase in the valuation provision for foreclosed property held for sale offset by a $462,000 decrease in the allowance for loan losses and recognition of $114,000 in income from loan prepayment penalties. See Notes 4 and 5 to the financial statements.


                        METROPOLITAN REALTY CORPORATION
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
             for the years ended December 31, 1995, 1994 and 1993

=======================================================================================================
                                       Additions,          Charged                           Balance
                                       Charged to       (Credited) to                          at
                      Balance at        Costs and           Other                           December
      Description      January 1        Expenses          Accounts         Deductions          31
- - - - -------------------------------------------------------------------------------------------------------
Allowance for
Loan Losses:

   1995                 $1,000,000        $600,000                                           $1,600,000

   1994                  1,461,500                                       $ (461,500)(1)       1,000,000

   1993                  1,461,500                                                            1,461,500

Valuation
Allowance:

   1995                  1,134,134         314,421                       (1,448,555)(2)              --

   1994                    140,000         994,134                                            1,134,134

   1993                    140,000                                                              140,000

- - - - ---------
1 Decrease in allowance for loan losses was charged against operating expenses.

2  Foreclosed property sold in 1995.


                                     F-31


