Form 10-Q
period 1996-06-30
METROPOLITAN REALTY CORP
filed 1996-08-14
CIK 811516

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)

_ X_    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        for the quarterly period ended June 30, 1996

                                      or

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        for the transition period from_______________to____________________

                                 Commission File Number 1-9450

                                    [LOGO]






                        METROPOLITAN REALTY CORPORATION
            (Exact name of registrant as specified in its charter)

Michigan                                                          38-2724893
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                        Identification No.)

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

                           YES ___X___     NO____

The number of shares outstanding of the registrant's common stock as of June 30, 1996 was 4,532,169.


                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                        METROPOLITAN REALTY CORPORATION
                                 BALANCE SHEET
                      June 30, 1996 and December 31, 1995

===============================================================================================================
                                                                        June 30, 1996         December 31, 1995
- ---------------------------------------------------------------------------------------------------------------
ASSETS:
Cash and cash equivalents.............................................  $  1,781,496          $  2,446,221
Marketable securities.................................................    14,873,710            13,326,733
Mortgage notes receivable:
  Notes, unaffiliated.................................................    22,873,170            22,757,998
  Notes, affiliated...................................................     4,193,405             4,206,330
  Allowance for loan losses...........................................    (1,600,000)           (1,600,000)
                                                                        ------------          ------------
                                                                          25,466,575            25,364,328

Accrued interest and other receivables................................       311,367               282,620
Other assets..........................................................       367,522               340,999
                                                                        ------------          ------------
               Total assets...........................................  $ 42,800,670          $ 41,760,901
                                                                        ============          ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
  Accounts payable:
    Shareholder.......................................................  $     16,500          $      5,500
    Trade.............................................................       103,594               120,032
  Deferred income.....................................................       129,552               153,952
  Deposits from borrowers for property taxes..........................       186,338               146,385
  Other...............................................................         1,627                 1,705
                                                                        ------------          ------------
               Total liabilities......................................       437,611               427,574
                                                                       -------------          ------------

Commitments...........................................................            --                    --

Shareholders' equity:
  Preferred stock, $.01 par value; 5,000,000
    shares authorized; no shares issued
    and outstanding...................................................            --                    --
  Common Stock, $.01 par value; 25,000,000
    shares authorized; 4,532,169 shares issued
    and outstanding...................................................        45,322                45,322
  Additional paid-in-capital..........................................    43,355,529            43,355,529
  Unrealized holding gains (losses) on marketable
    securities available for sale.....................................       (97,735)               47,690
  Distributions in excess of net investment
    income............................................................      (940,057)           (2,115,214)
                                                                        ------------          ------------

               Total shareholders' equity.............................    42,363,059            41,333,327
                                                                        ------------          ------------

                      Total liabilities and
                      shareholders' equity............................  $ 42,800,670          $ 41,760,901
                                                                        ============          ============

==============================================================================
   The accompanying notes are an integral part of the financial statements.

                                       1


                        METROPOLITAN REALTY CORPORATION
                            STATEMENT OF OPERATIONS
       for the three months and six months ended June 30, 1996 and 1995 and the year ended December 31, 1995


=================================================================================================================================
                                                        Three months ended            Six months ended                 Year ended

                                                June 30, 1996    June 30, 1995    June 30, 1996    June 30, 1995    Dec. 31, 1995
- ---------------------------------------------------------------------------------------------------------------------------------
Income:
  Interest income:
    From mortgage notes, unaffiliated.......    $ 590,966        $ 577,973        $1,182,964       $1,157,684        $2,363,121
    From mortgage notes, affiliated.........       97,001           97,784           194,217          194,703           391,854
  Investment income.........................      216,321          239,023           482,992          438,691           866,168
  Miscellaneous income......................       11,723           12,106            51,800           86,321           142,916
                                                ---------        ---------        ----------       ----------        ----------

        Total income........................      916,011          926,886         1,911,973        1,877,399         3,764,059
                                                ---------        ---------        ----------       ----------        ----------

Operating expenses:
  General and administrative................      113,611          115,899           238,277          293,187           600,000
  Change in allowance for
    loan losses.............................           --         (250,000)               --         (250,000)          841,903
  Net loss from foreclosed
   property held for sale...................           --          324,361                --          335,065           331,953
                                                ---------        ---------        ----------       ----------        ----------

        Total operating expenses............      113,611          190,260           238,277          378,252         1,773,856
                                                ---------        ---------        ----------       ----------        ----------
        Net investment income...............    $ 802,400        $ 736,626        $1,673,696       $1,499,147        $1,990,203
                                                =========        =========        ==========       ==========        ==========
Net investment income per share.............    $     .18        $     .16        $      .37       $      .33        $      .44
                                                =========        =========        ==========       ==========        ==========
Weighted average shares of common stock
   outstanding..............................    4,532,169        4,532,169         4,532,169        4,532,169         4,532,169
                                                =========        =========        ==========       ==========        ==========

==============================================================================
   The accompanying notes are an integral part of the financial statements.



                        METROPOLITAN REALTY CORPORATION
                            STATEMENT OF CASH FLOWS
                for the six months ended June 30, 1996 and 1995


====================================================================================================================
                                                                                     Six months ended

                                                                               June 30, 1996         June 30, 1995
- --------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net investment income................................................        $  1,673,696          $   1,499,147
                                                                               ------------          -------------
  Adjustments to reconcile net investment income to
   net cash provided by operating activities:
    Change in allowance for loan losses................................                  --               (250,000)
    Valuation provision for foreclosed property........................                  --                312,066
    Amortization of loan origination fees..............................             (25,177)               (24,166)
    Depreciation expense...............................................               1,477                 34,231
    Expiration of commitment and application fees......................             (29,400)                    --
    Other..............................................................              14,197                  7,935
    Increase in assets:
      Accounts receivable..............................................             (28,747)               (19,625)
      Other assets.....................................................             (28,000)              (239,177)
    Increase (decrease) in liabilities:
      Accounts payable.................................................              (5,438)               (37,524)
      Deferred income and other liabilities............................              39,875                 47,687
                                                                               ------------          -------------
               Total adjustments.......................................             (61,213)              (168,573)
                                                                               ------------          -------------
               Net cash provided by operating activities...............           1,612,483              1,330,574
                                                                               ------------          -------------
Cash flows from investing activities:
  Commitment and loan extension fees received..........................               5,000                 44,400
  Purchase of marketable securities....................................          (4,029,062)                    --
  Collections of principal from marketable securities..................           2,322,463                450,548
  Loan repayments......................................................             267,996                209,522
  Loan disbursements...................................................            (345,066)                    --
                                                                               ------------          -------------
               Net cash (used in) provided by investing
                 activities............................................          (1,778,669)               704,470
                                                                               ------------          -------------

Cash flows from financing activities:
  Dividends paid.......................................................            (498,539)              (906,434)
                                                                               ------------          -------------

Net (decrease) increase in cash and cash equivalents...................            (664,725)             1,128,610

Cash and cash equivalents, beginning of period.........................           2,446,221              3,529,334
                                                                               ------------          -------------

Cash and cash equivalents, end of period...............................        $  1,781,496          $   4,657,944
                                                                               ============          =============

=============================================================================
   The accompanying notes are an integral part of the financial statements.

                        METROPOLITAN REALTY CORPORATION

                         Notes to Financial Statements


1.      Basis of Presentation

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1995.

        The accompanying financial statements for the three months and six months ended June 30, 1995 reflect certain reclassifications to be consistent with the presentation adopted for the three months and six months ended June 30, 1996.

2.      Earnings per Share

        The earnings per share for the three months and six months ended June 30, 1996 and 1995 and the year ended December 31, 1995 are based on the weighted average number of shares of common stock outstanding during the period.

3.      Marketable Securities

        Marketable securities available for sale are carried at market value and unrealized gains and losses are included in a separate component of shareholders' equity. Shareholders' equity at June 30, 1996 includes net unrealized holding losses on marketable securities of $97,735. Marketable securities at June 30, 1996 and December 31, 1995 consist of Federal National Mortgage Association and Federal Home Loan Mortgage Corporation mortgage-backed securities and U.S. Treasury Notes. Realized gains and losses on sales of securities are determined based upon specific identification.

        The net loss on the sales of marketable securities included in investment income in the accompanying statements of operations aggregated $8,478 and $14,197 for the three months and six months ended June 30, 1996, and $3,714 and $7,935 for the three months and six months ended June 30, 1995. At June 30, 1996 and 1995, all marketable securities are considered available for sale.

4.      Mortgage Notes Receivable

        Mortgage notes receivable as of the dates indicated are summarized as follows:

===================================================================================================================
                                                                       June 30, 1996             December 31, 1995
- -------------------------------------------------------------------------------------------------------------------
9.09% Mortgage note receivable, net of loan origination fees of
$35,382 at June 30, 1996 and $27,668 at December 31,                   $ 4,193,405               $  4,206,330
1995, due monthly in installments of principal and interest of
$35,494 through December 2000

10.875% Mortgage note receivable, net of loan origination fees
of $5,830 at June 30, 1996 and $6,505 at December 31,                      963,241                    965,898
1995, due monthly in varying installments of principal and
interest through December 1999

9.3752% Mortgage note receivable, net of loan origination fees
of $7,542 at June 30, 1996 and $6,541 at December 31,                    2,101,841                  2,111,851
 1995, due monthly in installments of principal and interest of
$18,298 through January 2000

9.26% Mortgage note receivable, net of loan origination fees of
$16,111 at June 30, 1996 and $17,951 at December 31,                     1,798,817                  1,812,889
1995, due monthly in varying installments of principal and
interest through April 2000

8.0% and 9.5% Mortgage note receivable, net of loan
origination fees of $5,454 at June 30, 1996 and $5,998 at                1,362,222                  1,361,789
December 31, 1995, due monthly in varying installments of
principal and interest through August 2000

9.25% Mortgage note receivable, net of loan origination fees of
$8,040 at June 30, 1996 and $8,856 at December 31, 1995,                   609,417                    614,211
due monthly in installments of principal and interest of $5,800 through September 2000

7.25% Mortgage note receivable, net of loan origination fees of
$5,541 at June 30, 1996 and $6,103 at December 31, 1995,                   665,683                    669,449
due monthly in varying installments of principal and interest through October 2000

10.5% Mortgage note receivable, net of loan origination fees of
$3,853 at June 30, 1996 and $4,194 at December 31, 1995,                   938,110                    940,653
due monthly in varying installments of principal and interest through December 2000

11.25% Mortgage note receivable, net of loan origination fees
of $12,172 at June 30, 1996 and $13,272 at December 31,                  2,090,884                  2,100,907
1995, due monthly in installments of principal and interest of
$21,961 through October 2000

10.25% Mortgage note receivable, net of loan origination fees
of $3,390 at June 30, 1996 and $3,693 at December 31,                      257,273                    258,623
1995, due monthly in varying installments of principal and
interest through January 2001

- -------------------------------------------------------------------------------------------------------------
11.25% Mortgage note receivable, net of loan origination fees
of $9,129 at June 30, 1996 and $9,954 at December 31,                  $ 1,568,163               $  1,575,680
1995, due monthly in installments of principal and interest of
$16,471 through October 2000

9.5% Mortgage note receivable through February 28, 1996
adjusted to 6.75% (based on the U.S. Treasury Securities                   716,065                    719,601
weekly average yield adjusted to a constant maturity of 5 years plus 1.5%) on March 1, 1996 to maturity, net of loan origination fees of $8,440 at June 30, 1996 and $9,232 at December 31, 1995, due
monthly in varying installments of
principal and interest through February 2001

9.875% Mortgage note receivable, net of loan origination fees
of $14,401 at June 30, 1996 and $15,636 at December 31,                  2,438,279                  2,445,235
1995, due monthly in varying installments of principal and
interest through January 1999

10.25% and 9.75% Mortgage notes receivable, net of loan
origination fees of $12,220 at June 30, 1996 and $19,911 at              2,311,204                  2,329,018
December 31, 1995, due monthly in varying installments of
principal and interest through April 1997

10.25% and 12.25% Mortgage notes receivable, net of loan
origination fees of $7,354 at June 30, 1996 and $11,989 at               2,102,351                  2,239,156
December 31, 1995, due monthly in varying installments of
principal and interest through April 1997

10.25% Mortgage note receivable, net of loan origination fees
of $50,030 at June 30, 1996 and $52,570 at December 31,                  1,739,896                  1,741,822
1995, due monthly in installments of interest only through April
1995 at which time varying installments of principal and
interest will be due monthly through April 2003

Bank prime rate plus 1% Mortgage note receivable, net of loan
origination fees of $23,888 at June 30, 1996 and 1995, due                 765,471                    420,406
monthly in installments of interest only until final closing, July
1997, at which time payments of principal and interest of
$12,355 will be due monthly through July 2007

10.00% Mortgage note receivable due monthly in installments
of principal and interest of $4,889 through August 2000                    444,253                    450,810
                                                                       -----------               ------------


                                                                        27,066,575                 26,964,328

Allowance for loan losses
                                                                        (1,600,000)                (1,600,000)
                                                                       -----------               ------------
Mortgage notes receivable, net of allowance for loan losses            $25,466,575               $ 25,364,328
                                                                       ===========               ============

=============================================================================

        The Company's portfolio of mortgage notes receivable are reported at their principal outstanding balance net of charge-offs and deferred loan origination fees and costs on originated loans. Interest income is generally recognized when income is earned using the interest method. Loan origination fees and certain direct loan origination costs are deferred and the net amounts are amortized as adjustments of the loans' yields.

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

        At June 30, 1996, the total recorded investment in impaired loans was $5,289,500. The allowance related to these loans totalled $1,600,000. The average recorded investment in impaired loans was approximately $5,298,000 with interest income of $267,000 for the six months ended June 30, 1996. All impaired loans were classified as earning during 1996 with interest income recognized on an accrual basis. The Company believes that the allowance for loan losses of $1,600,000 at June 30, 1996 is at a level that is sufficient to absorb probable credit losses in the mortgage loan portfolio.

5.      Real Estate Owned

        A sale of the property which was foreclosed by the Company in 1992 was consummated on August 1, 1995. In accordance with the terms of the purchase agreement, the Company received $100,000 of the purchase price at the August 1, 1995 settlement date. The remaining $455,000 of the purchase price will be paid, pursuant to the terms of the mortgage note bearing interest at 10% per annum, in monthly installments of principal and interest of $4,889 commencing in September 1995 until maturity in August 2000, at which time the remaining unpaid principal of approximately $375,000 is due. The mortgage note is guaranteed by the borrower and may be prepaid in whole or in part at any time.
        The property's 1995 operating income and expenses are reflected in the statement of operations. The net loss from foreclosed property held for sale totalled $335,065 for the six months ended June 30, 1995 and was largely attributable to a $312,066 increase in the valuation provision.

6.      Dividends

        Under pertinent provisions of the Internal Revenue Code (the "Code"), a real estate investment trust may consider a dividend declared in a subsequent year to be a distribution of income of the immediately prior year and thus reduce income subject to income tax. On March 13, 1996, the Board of Directors of the Company declared a cash dividend of $.11 per share of common stock, to its shareholders of record on March 25, 1996, payable on March 29, 1996. Of this dividend, $.01 was payable from income earned by the Company in 1995 and $.10 was payable from 1996 income. These dividends are taxable to shareholders as ordinary income. For the quarter ending June 30, 1996, no cash dividend was declared by the Board of Directors of the Company in anticipation of the consummation of the restructuring of the Company into a limited liability company in accordance with the transaction discussed in Note 10.

7.      Income Taxes

        The Company currently intends to operate as a qualified real estate investment trust under the Code (See Note 10). In general, each year qualification is met, income is not subject to federal income tax at the Company level to the extent distributed to shareholders. The Company distributes at least 95% of its net taxable investment income to its shareholders. Accordingly, no provision for income taxes has been made for the three and six months ended
        June 30, 1996.

8.      Related Party Transactions

        The Company was involved in various transactions with affiliates as follows:

        Consulting fees under a contractual agreement aggregating $23,373 and $22,260 were earned by an officer of the Company during the six months ended June 30, 1996 and 1995, respectively.

        Fees aggregating $11,018 and $12,546 during the six months ended June 30, 1996 and 1995, respectively were earned by a shareholder of the Company for providing various investment and other services to the Company.

        During 1995, one of the Company's board members became the vice president of an entity which has a mortgage note with the Company. The carrying amount of the mortgage note receivable totaled $4,193,405 and $4,223,200 at June 30, 1996 and 1995, respectively and earned the Company $194,217 and $194,703 during the six months ended June 30, 1996 and 1995, respectively.

        During the six months ended June 30, 1996 and 1995, one of the Company's directors was a member of a law firm which provides legal services to the Company. Fees for legal services provided by the law firm amounted to $49,932 and $159,120, for the six months ended June 30, 1996 and 1995, respectively. Of the fees earned in 1996 and 1995, $3,500 and $118,618, respectively, relate to the transaction discussed in Note 10.

9.      Commitments

        At June 30, 1996, the Company had outstanding loan commitments aggregating $576,000.

10.     Other

        On September 8, 1995, the Company's Board of Directors gave its approval for a proposed restructuring of the Company into a limited liability company ("LLC") and the generation of additional capital through the LLC. The Company expects to raise new capital of $25 to $50 million through the private placement of securities by the LLC. Distributions to current company shareholders under the proposed LLC restructuring are expected to remain consistent with current levels. At June 30, 1996, $688,000 of professional fees have been incurred in connection with this transaction, of which $344,000 have been deferred.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

        The Company's net investment in mortgage loans represented 60% and 61% of its assets, or $25,466,575 and $25,364,328, at June 30, 1996 and
December 31, 1995, respectively. The range of yields on mortgage loans closed from the Company's inception through June 30, 1996 ranges from 7.06% to 12.25%. The weighted average yield of mortgage notes was 10.12% at June 30, 1996 and 10.27% at December 31, 1995.

         The overall average yield on interest earning assets was 8.8% for the six months ended June 30, 1996 and 8.7% for the year ended December 31, 1995. The average amount held in marketable securities net of unrealized holding gains and losses for the six months ended June 30, 1996 was $17.0 million. The average yield (based on total yield divided by average amount of investments) on marketable securities was 5.2% for the six months ended June 30, 1996 and 5.8% for the year ended
December 31, 1995.

        Investment income from marketable securities increased $25,741 to $200,625 for the second quarter of 1996 from $174,884 for the second quarter of 1995. Of the increase, $70,304 was the result of an increase in the average amount invested in marketable securities, offset by a $44,563 decrease in the average yield. Investment income from marketable mortgage-backed securities increased $117,356 to $436,908 for the first six months of 1996 from $319,552 for the first six months of 1995. Of the increase, $178,587 was the result of an increase in the average amount invested in marketable securities, offset by a $61,231 decrease in the average yield.

        Investment income from money market securities decreased $48,798 to $15,696 for the second quarter of 1996 from $64,494 for the second quarter of 1995. Of the decrease, $46,300 was the result of a decrease in the average amount invested in money market securities combined with a $2,498 increase in the average yield. Investment income from money market securities decreased $73,055 to $46,084 for the first six months of 1996 from $119,139 for the first six months of 1995. Of the decrease, $76,010 was the result of a decrease in the average amount invested in money market securities offset by a $2,955 increase in average yield.

        Interest income from mortgage notes increased $12,210 to $687,967 for the second quarter of 1996 from $675,757 for the second quarter of 1995. Of the increase, $16,698 was the result of an increase in average earning loans offset by a $4,488 decrease in average yield. Interest income from mortgage notes increased $24,794 to $1,377,181 for the first six months of 1996 from $1,352,387 for the first six months of 1995. Of the increase, $31,473 was the result of an increase in the average amount invested in mortgage notes offset by a $6,679 decrease in average yield.

        Operating expenses decreased $76,649, or 40%, to $113,611 for the second quarter of 1996 from $190,260 for the second quarter of 1995. This decrease results primarily from a $324,361 net loss from foreclosed property held for sale incurred in 1995, which was largely attributable to an increase in the valuation provision, offset by a $250,000 decrease in the allowance for loan losses. Operating expenses decreased $139,975, or 37%, to $238,277 for the first six months of 1996 from $378,252 for the first six months of 1996. This decrease results from a $335,065 net loss from foreclosed property held for sale incurred in 1995, offset by a $250,000 decrease in the allowance for loan losses and a $54,910 decrease in general and administrative expenses, due primarily to decreased professional and loan advisory fees.

        Net investment income increased 9% to $802,400, or $.18 per share, for the second quarter of 1996 from $736,626, or $.16 per share, for the second quarter of 1995 as a result of the items discussed above. Net investment income increased 12% to $1,673,696, or $.37 per share, for the first six months of 1996 from $1,499,147, or $.33 per share for the first six months of 1995 as a result of the items discussed above.

        Management reviews, on a regular basis, factors which adversely affect its mortgage loans, including occupancy levels, rental rates and property values. It is possible that economic conditions in Southeast Michigan and the nation in general may adversely affect the recoverability of the Company's loans. The Company believes that the allowance for loan losses of $1,600,000 at June 30, 1996 is at a level that is sufficient to absorb probable credit losses in the mortgage loan portfolio.

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

        On August 1, 1995, the sale of this property was consummated. In accordance with the terms of the purchase agreement, the Company received $100,000 of the purchase price at the August 1, 1995 settlement date. The remaining $455,000 of the purchase price will be paid, pursuant to the terms of a mortgage note bearing interest at 10% per annum, in monthly installments of principal and interest of $4,889 commencing in September 1995 until maturity in August 2000, at which time the remaining unpaid principal of approximately $375,000 is due. The mortgage note is guaranteed by the borrower and may be prepaid in whole or in part at any time. The net loss from foreclosed property held for sale totaled $335,065 for the six months ended June 30, 1995 and was largely attributable to a $312,066 increase in the valuation provision.

        During 1994, the Company reached settlements with the guarantors of the foreclosed loan aggregating $320,000. These settlements are payable over four to eight years, with interest rates ranging from non-interest bearing to 7.5%. Income from settlements is recorded as miscellaneous income when received and totaled $9,400 and $18,900 for the three and six months ended June 30, 1996 and $9,450 and $43,000 for the three and six months ended June 30, 1995, respectively.

Liquidity and Capital Resources

        Funds that have not yet been invested in mortgage loans are primarily invested in marketable mortgage-backed securities until needed for the Company's operations or investments in mortgage loans. Income and principal received with respect to the Company's investment in mortgage loans are also invested in marketable securities pending distribution to shareholders in the form of dividends or reinvestment in mortgage loans. At June 30, 1996, the Company had $25,466,575 invested in net mortgage loans, $8,867,150 invested in marketable mortgage-backed securities, $6,006,560 invested in U.S. Treasury Notes and $1,597,299 invested in money market funds. The Company does not invest in high-risk mortgage-backed securities, such as interest only strips or residual tranches. However, there can be no assurance that cash flows will materialize as scheduled as a result of prepayments of the underlying mortgages or that the proceeds can be invested in securities that will provide comparable yields.

        At June 30, 1996, the Company had outstanding loan commitments aggregating $576,000. The source of funds to satisfy these commitments will be the Company's marketable securities. The Company anticipates that its sources of cash are more than adequate to meet its liquidity needs.

        The Company expects to invest the balance of its available assets in mortgage loans to real estate projects during the balance of 1996 and 1997; however, management will continue its prudent approach of approving funding only of those loans which meet appropriate underwriting criteria.

        On September 8, 1995, the Company's Board of Directors gave its approval for a proposed restructuring of the Company into a limited liability company ("LLC") and the generation of additional capital through the LLC. The Company expects to raise new capital of $25 to $50 million through the private placement of securities by the LLC. Distributions to current company shareholders under the proposed LLC restructuring are expected to remain consistent with current levels. At June 30, 1996, $688,000 of professional fees have been incurred in connection with this transaction, of which $344,000 have been deferred.

        The Company's policy is to declare and pay cash dividends on a quarterly basis. The Company paid dividends totalling $.11 per share during the first six months of 1996, all of which was ordinary income to shareholders. The Company did not declare a dividend in the second quarter of 1996 as a result of the circumstances discussed in Note 10 to the Financial Statements. The Company paid dividends totalling $.20 per share during the first six months of 1995.

                                   SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        METROPOLITAN REALTY CORPORATION



Dated: August 14, 1996              By: /s/ Jay B. Rising
                                       ------------------------
                                       Jay B. Rising, President
                                    (Chief Executive Officer and
                                     Chief Financial Officer)



                                    By: /s/ Russell P. Flynn
                                       ------------------------
                                       Russell P. Flynn, Treasurer