Form 10-Q
period 1996-09-30
METROPOLITAN REALTY CORP
filed 1996-11-14
CIK 811516

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

__X__   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        for the quarterly period ended September 30, 1996

                                      or

_____   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        for the transition period from __________ to __________

                         Commission File Number 1-9450


                                    [LOGO]


                        METROPOLITAN REALTY CORPORATION
            (Exact name of registrant as specified in its charter)


           Michigan                                   38-2724893
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

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

                          YES __ X __     NO _______

The number of shares outstanding of the registrant's common stock as of September 30, 1996 was 4,532,169.

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                        METROPOLITAN REALTY CORPORATION
                                 BALANCE SHEET
                   September 30, 1996 and December 31, 1995

===========================================================================================
                                                           September 30,       December 31,
                                                               1996                1995
===========================================================================================

ASSETS:
Cash and cash equivalents ...........................      $  1,855,758       $  2,446,221
Marketable securities ...............................        15,412,802         13,326,733
Mortgage notes receivable:
  Notes, unaffiliated ...............................        22,953,242         22,757,998
  Notes, affiliated .................................         4,182,440          4,206,330
  Allowance for loan losses .........................        (1,600,000)        (1,600,000)
                                                           ------------       ------------
                                                             25,535,682         25,364,328

Accrued interest and other receivables ..............           293,455            282,620
Other assets ........................................           390,166            340,999
                                                           ------------       ------------

               Total assets .........................      $ 43,487,863       $ 41,760,901
                                                           ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
  Accounts payable:
    Shareholder .....................................      $      5,000       $      5,500
    Trade ...........................................            22,382            120,032
  Deferred income ...................................           134,552            153,952
  Deposits from borrowers for property taxes ........            97,162            146,385
  Other .............................................             1,135              1,705
                                                           ------------       ------------

               Total liabilities ....................           260,231            427,574
                                                           ------------       ------------

Commitments .........................................                --                 --

Shareholders' equity:
  Preferred stock, $.01 par value; 5,000,000
    shares authorized; no shares issued
    and outstanding .................................                --                 --
  Common stock, $.01 par value; 25,000,000
    shares authorized; 4,532,169 shares issued
    and outstanding .................................            45,322             45,322
  Additional paid-in-capital ........................        43,355,529         43,355,529
  Unrealized holding gains (losses) on marketable
    securities available for sale ...................          (109,044)            47,690
  Distributions in excess of net investment
    income ..........................................           (64,175)        (2,115,214)
                                                           ------------       ------------

               Total shareholders' equity ...........        43,227,632         41,333,327
                                                           ------------       ------------

                      Total liabilities and
                      shareholders' equity ..........      $ 43,487,863       $ 41,760,901
                                                           ============       ============

-----------------------------------------------------------------------------
   The accompanying notes are an integral part of the financial statements.


                        METROPOLITAN REALTY CORPORATION
                            STATEMENT OF OPERATIONS
                  for the three months and nine months ended
                September 30, 1996 and 1995 and the year ended
                               December 31, 1995

=================================================================================================================================
                                                      Three months ended                Nine months ended            Year ended
=================================================================================================================================

                                              Sept. 30, 1996   Sept. 30, 1995    Sept. 30, 1996   Sept. 30, 1995    Dec. 31, 1995
---------------------------------------------------------------------------------------------------------------------------------
Income:
    Interest income:
       From mortgage notes, unaffiliated .      $   601,755      $   600,948       $ 1,784,719      $ 1,758,633      $ 2,363,121
       From mortgage notes, affiliated ...           97,863           98,672           292,080          293,374          391,854
    Investment income ....................          251,814          264,121           734,806          702,812          866,168
    Miscellaneous income .................           30,897            9,786            82,697           96,107          142,916
                                                -----------      -----------       -----------      -----------      -----------

        Total income .....................          982,329          973,527         2,894,302        2,850,926        3,764,059
                                                -----------      -----------       -----------      -----------      -----------

Operating expenses:
    General and administrative ...........          109,448          308,074           344,725          601,261          841,903
    Change in allowance for loan losses ..               --          850,000                --          600,000          600,000
    Net loss (income) from
      foreclosed property held for sale ..               --             (827)               --          334,238          331,953
                                                -----------      -----------       -----------      -----------      -----------

        Total operating expenses .........          109,448        1,157,247           344,725        1,535,499        1,773,856
                                                -----------      -----------       -----------      -----------      -----------

        Net investment income (loss) .....      $   872,881      $  (183,720)      $ 2,549,577      $ 1,315,427      $ 1,990,203
                                                ===========      ===========       ===========      ===========      ===========

Net investment income (loss) per share ...      $       .19      $      (.04)      $       .56      $       .29      $       .44
                                                ===========      ===========       ===========      ===========      ===========

Weighted average shares of common
    stock outstanding ....................        4,532,169        4,532,169         4,532,169        4,532,169        4,532,169
                                                ===========      ===========       ===========      ===========      ===========

   The accompanying notes are an integral part of the financial statements.
-----------------------------------------------------------------------------


                        METROPOLITAN REALTY CORPORATION
                            STATEMENT OF CASH FLOWS
             for the nine months ended September 30, 1996 and 1995


==================================================================================================
                                                                         Nine months ended
==================================================================================================
                                                                 Sept. 30, 1996     Sept. 30, 1995
--------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net investment income .....................................      $ 2,549,577       $ 1,315,427
                                                                   -----------       -----------
  Adjustments to reconcile net investment income to
    net cash provided by operating activities:
    Amortization of loan origination fees ...................          (39,300)          (36,883)
    Expiration of commitment fees ...........................          (29,400)               --
    Depreciation expense ....................................            2,216            42,382
    Change in allowance for loan losses .....................               --           600,000
    Valuation provision for foreclosed property .............               --           314,421
    Other ...................................................           26,155            15,861
    Increase in assets:
      Receivables ...........................................          (10,835)          (89,256)
      Other assets ..........................................          (51,382)         (148,560)
    Decrease in liabilities:
      Accounts payable ......................................          (98,150)          (44,132)
      Deposits and other liabilities ........................          (49,793)         (113,468)
                                                                   -----------       -----------

                 Total adjustments ..........................         (250,489)          540,365
                                                                   -----------       -----------

                 Net cash provided by operating activities ..        2,299,088         1,855,792
                                                                   -----------       -----------

Cash flows from investing activities:
  Purchases of marketable securities ........................       (7,034,140)       (3,507,382)
  Collections of principal from marketable securities .......        4,765,182           899,855
  Loan disbursements ........................................         (480,947)         (402,047)
  Loan repayments ...........................................          348,893           274,721
  Commitment and loan extension fees received ...............           10,000            63,525
  Cash proceeds from sale of foreclosed property, net .......               --            92,157
  Loan origination expenses paid ............................               --           (10,237)
  Capital expenditures ......................................               --            (1,270)
                                                                   -----------       -----------

                 Net cash used in investing
                 activities .................................       (2,391,012)       (2,590,678)
                                                                   -----------       -----------

Cash flows from financing activities:
  Dividends paid ............................................         (498,539)       (1,223,686)
                                                                   -----------       -----------

Net decrease in cash and cash equivalents ...................         (590,463)       (1,958,572)
Cash and cash equivalents, beginning of period ..............        2,446,221         3,529,334
                                                                   -----------       -----------
Cash and cash equivalents, end of period ....................      $ 1,855,758       $ 1,570,762
                                                                   ===========       ===========

   The accompanying notes are an integral part of the financial statements.
-----------------------------------------------------------------------------

                        METROPOLITAN REALTY CORPORATION

                         Notes to Financial Statements


1.      Basis of Presentation

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1995.

        The accompanying financial statements for the three months and nine months ended September 30, 1995 reflect certain reclassifications to be consistent with the presentation adopted for the three months and nine months ended September 30, 1996.

2.      Earnings per Share

        The earnings per share for the three months and nine months ended September 30, 1996 and 1995 and the year ended December 31, 1995 are based on the weighted average number of shares of common stock outstanding during the period.

3.      Marketable Securities

        Marketable securities available for sale are carried at market value and unrealized gains and losses are included in a separate component of shareholders' equity. Shareholders' equity at September 30, 1996 includes net unrealized holding losses on marketable securities of $109,044. Marketable securities at September 30, 1996 and December 31, 1995 consist of Federal National Mortgage Association and Federal Home Loan Mortgage Corporation mortgage-backed securities and U.S. Treasury Notes. Realized gains and losses on sales of securities are determined based upon specific identification.

        The net loss on the sales of marketable securities included in investment income in the accompanying statements of operations aggregated $11,958 and $26,155 for the three months and nine months ended September 30, 1996, and $7,927 and $15,861 for the three months and nine months ended September 30, 1995. At September 30, 1996 and 1995, all marketable securities are considered available for sale.

4.      Mortgage Notes Receivable

        Mortgage notes receivable as of the dates indicated are summarized as follows:

==================================================================================================================
                                                                   September 30, 1996       December 31, 1995
------------------------------------------------------------------------------------------------------------------
9.09% Mortgage note receivable, net of loan origination fees of
$24,192 at September 30, 1996 and $27,668 at December 31, 1995,        $4,182,440               $4,206,330
due monthly in installments of principal and interest of $35,494 through December 2000

10.875% Mortgage note receivable, net of loan origination fees of
$5,477 at September 30, 1996 and $6,505 at December 31, 1995,             962,004                  965,898
due monthly in varying installments of principal and interest through
December 1999

9.3752% Mortgage note receivable, net of loan origination fees of
$7,083 at September 30, 1996 and $6,541 at December 31, 1995,           2,097,903                2,111,851
due monthly in installments of principal and interest of $18,298 through January 2000

9.26% Mortgage note receivable, net of loan origination fees of
$15,157 at September 30, 1996 and $17,951 at December 31, 1995,         1,791,762                1,812,889
due monthly in varying installments of principal and interest through
April 2000

8.0% and 9.5% Mortgage note receivable, net of loan origination fees
of $5,173 at September 30, 1996 and $5,998 at December 31, 1995,        1,360,272                1,361,789
due monthly in varying installments of principal and interest through
August 2000

9.25% Mortgage note receivable, net of loan origination fees of $7,617
at September 30, 1996 and $8,856 at December 31, 1995, due                607,013                  614,211
monthly in installments of principal and interest of $5,800 through
September 2000

7.25% Mortgage note receivable, net of loan origination fees of $5,250
at September 30, 1996 and $6,103 at December 31, 1995, due                663,816                  669,449
monthly in varying installments of principal and interest through
October 2000

10.5% Mortgage note receivable, net of loan origination fees of $3,675
at September 30, 1996 and $4,194 at December 31, 1995, due                936,924                  940,653
monthly in varying installments of principal and interest through
December 2000

11.25% Mortgage note receivable, net of loan origination fees of
$11,597 at September 30, 1996 and $13,272 at December 31, 1995,         2,085,980                2,100,907
due monthly in installments of principal and interest of $21,961 through October 2000

10.25% Mortgage note receivable, net of loan origination fees of
$3,233 at September 30, 1996 and $3,693 at December 31, 1995,             256,608                  258,623
due monthly in varying installments of principal and interest through
January 2001

==================================================================================================================
                                                                   September 30, 1996       December 31, 1995
------------------------------------------------------------------------------------------------------------------
11.25% Mortgage note receivable, net of loan origination fees of
$8,697 at September 30, 1996 and $9,954 at December 31, 1995,          $  1,564,485            $ 1,575,680
due monthly in installments of principal and interest of $16,471 through October 2000

9.5% Mortgage note receivable through February 28, 1996 adjusted
to 6.75% (based on the U.S. Treasury Securities weekly average yield        713,869                719,601
adjusted to a constant maturity of 5 years plus 1.5%) on March 1,
1996 to maturity, net of loan origination fees of $8,026 at June 30,
1996 and $9,232 at December 31, 1995, due monthly in varying installments of principal and interest through February 2001

9.875% Mortgage note receivable, net of loan origination fees of
$13,756 at September 30, 1996 and $15,636 at December 31, 1995,           2,435,005              2,445,235
due monthly in varying installments of principal and interest through
January 1999

10.25% and 9.75% Mortgage notes receivable, net of loan origination
fees of $8,205 at September 30, 1996 and $19,911 at December 31,          2,302,287              2,329,018
1995, due monthly in varying installments of principal and interest through April 1997

10.25% and 12.25% Mortgage notes receivable, net of loan origination
fees of $4,937 at September 30, 1996 and $11,989 at December 31,          2,093,896              2,239,156
1995, due monthly in varying installments of principal and interest through April 1997

10.25% Mortgage note receivable, net of loan origination fees of
$48,698 at September 30, 1996 and $52,570 at December 31, 1995,           1,739,158              1,741,822
due monthly in installments of interest only through April 1995 at which time varying installments of principal and interest will be due monthly through April 2003

Bank prime rate plus 1% Mortgage note receivable, net of loan
origination fees of $23,888 at September 30, 1996 and 1995, due             901,352                420,406
monthly in installments of interest only until final closing,
July 1997, at which time payments of principal and interest of
$12,355 will be due monthly through July 2007

10.00% Mortgage note receivable due monthly in installments of
principal and interest of $4,889 through August 2000                        440,908                450,810
                                                                       ------------            -----------

                                                                         27,135,682             26,964,328

                                      Allowance for loan losses          (1,600,000)            (1,600,000)
                                                                       ------------            -----------

    Mortgage notes receivable, net of allowance for loan losses        $ 25,535,682            $25,364,328
                                                                       ============            ===========

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

        At September, 30, 1996, the total recorded investment in impaired loans was $5,279,268. The allowance related to these loans totaled $1,600,000. The average recorded investment in impaired loans was approximately $5,294,000 with interest income of $403,109 for the nine months ended September 30, 1996. All impaired loans were classified as earning during 1996, with interest income recognized on an accrual basis. The Company believes that the allowance for loan losses of $1,600,000 at September 30, 1996 is at a level that is sufficient to absorb probable credit losses in the mortgage loan portfolio.

5.      Real Estate Owned

        A sale of the property which was foreclosed by the Company in 1992 was consummated on August 1, 1995. In accordance with the terms of the purchase agreement, the Company received $100,000 of the purchase price at the August 1, 1995 settlement date. The remaining
        $455,000 of the purchase price will be paid, pursuant to the terms of the mortgage note bearing interest at 10% per annum, in monthly installments of principal and interest of $4,889 commencing in September 1995 until maturity in August 2000, at which time the remaining unpaid principal of approximately $375,000 is due. The mortgage note is guaranteed by the borrower and may be prepaid in whole or in part at any time. The property's 1995 operating income and expenses are reflected in the statement of operations. The net loss from foreclosed property held for sale totaled $334,238 for the nine months ended September 30, 1995 and was largely attributable to a $314,421 increase in the valuation provision.

6.      Dividends

        Under pertinent provisions of the Internal Revenue Code (the "Code"), a real estate investment trust may consider a dividend declared in a subsequent year to be a distribution of income of the immediately prior year and thus reduce income subject to income tax. On March 13, 1996, the Board of Directors of the Company declared a cash dividend of $.11 per share of common stock, to its shareholders of record on March 25, 1996, payable on March 29, 1996. Of this dividend, $.01 was payable from income earned by the Company in 1995 and $.10 was payable from 1996 income. These dividends are taxable to shareholders as ordinary income. For the quarters ending June 30 and September 30, 1996, no cash dividend was declared by the Board of Directors of the Company in anticipation of the consummation of the restructuring of the Company into a limited liability company in accordance with the transaction discussed in Note 10.

7.      Income Taxes

        The Company currently intends to operate as a qualified real estate investment trust under the Code (See Note 10). In general, each year qualification is met, income is not subject to federal income tax at the Company level to the extent distributed to shareholders. The Company distributes at least 95% of its net taxable investment income to its shareholders. Accordingly, no provision for income taxes has been made for the three and nine months ended September 30, 1996.

8.      Related Party Transactions

        The Company was involved in various transactions with affiliates as follows:

        Consulting fees under a contractual agreement aggregating $35,060 and $33,390 were earned by an officer of the Company during the nine months ended September 30, 1996 and 1995, respectively.

        Fees aggregating $16,686 and $18,210 during the nine months ended September 30, 1996 and 1995, respectively were earned by a shareholder of the Company for providing various investment and other services to the Company.

        During 1995, one of the Company's board members became the vice president of an entity which has a mortgage note with the Company. The carrying amount of the mortgage note receivable totaled $4,182,440 and $4,206,330 at September 30, 1996 and 1995, respectively and earned the Company $292,080 and $293,374 during the nine months ended September 30, 1996 and 1995, respectively.

        During the nine months ended September 30, 1996 and 1995, one of the Company's directors was a member of a law firm which provides legal services to the Company. Fees for legal services provided by the law firm amounted to $65,614 and $230,805, for the nine months ended September 30, 1996 and 1995, respectively. Of the fees earned in 1996 and 1995, $10,164 and $163,083, respectively, relate to the transaction discussed in Note 10.

9.      Commitments

        At September 30, 1996, the Company had outstanding loan commitments aggregating $439,760.

10.     Other

        The Company's Board of Directors gave its approval for a proposed restructuring of the Company into a limited liability company ("LLC") and the generation of additional capital through the LLC. The Company expects to raise new capital of $27.5 million through the private placement of securities by the LLC. Distributions to current company shareholders under the proposed LLC restructuring are expected to remain consistent with current levels. At September 30, 1996, $724,000 of professional fees have been incurred in connection with this transaction, of which $362,000 have been deferred. A special meeting of shareholders is scheduled for December 6, 1996 for the purpose of voting upon the approval and adoption of the proposed restructuring. If approved, the proposed restructuring is anticipated to be consummated as soon as practicable thereafter.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

        The Company's net investment in mortgage loans represented 59% and 61% of its assets, or $25,535,682 and $25,364,328, at September 30, 1996 and
December 31, 1995, respectively. The range of yields on outstanding mortgage loans ranges from

7.06% to 12.25% The weighted average yield of these loans was 10.16% at September 30, 1996 and 10.27% at December 31, 1995.

         The overall average yield on interest earning assets was 8.8% for the nine months ended September 30, 1996 and 8.7% for the year ended December 31, 1995. The average amount held in marketable securities net of unrealized holding gains and losses for the nine months ended September 30, 1996 was $14.7 million. The average yield (based on total yield divided by average amount of investments) on marketable securities was 6.0% for the nine months ended September 30, 1996 and 5.8% for the year ended December 31, 1995.

        Investment income from marketable securities increased $10,501 to $228,932 for the third quarter of 1996 from $218,431 for the third quarter of 1995. Of the increase, $33,631 was the result of an increase in the average amount invested in marketable securities, offset by a $23,130 decrease in the average yield. Investment income from marketable securities increased $127,858 to $665,840 for the first nine months of 1996 from $537,982 for the first nine months of 1995. Of the increase, $150,840 was the result of an increase in the average amount invested in marketable securities, offset by a $22,982 decrease in the average yield.

        Investment income from money market securities decreased $22,808 to $22,882 for the third quarter of 1996 from $45,690 for the third quarter of 1995. Of the decrease, $11,850 was the result of a decrease in the average amount invested in money market securities combined with a $10,958 increase in the average yield. Investment income from money market securities decreased $95,864 to $68,966 for the first nine months of 1996 from $164,830 for the first nine months of 1995. Of the decrease, $79,727 was the result of a decrease in the average amount invested in money market securities combined with a $16,137 decrease in average yield.

        Interest income from mortgage notes decreased to $699,618 for the third quarter of 1996 from $699,620 for the third quarter of 1995. Of the decrease, $12,063 was the result of a decrease in average yield offset by a $12,061 increase in the average amount invested in mortgage notes. Interest income from mortgage notes increased $24,792 to $2,076,799 for the first nine months of 1996 from $2,052,007 for the first nine months of 1995. Of the increase, $33,857 was the result of an increase in the average amount invested in mortgage notes offset by a $9,065 decrease in average yield.

        Operating expenses in the third quarter of 1995 included an $850,000 increase in the allowance for loan losses. General administrative expenses decreased $198,626 to $109,448 for the third quarter of 1996 from $308,074 for the third quarter of 1995 due primarily to a reduction in costs associated with the Company's proposed restructuring into a limited liability company. As a result, operating expenses decreased $1,047,799 to $109,448 for the third quarter of 1996 from $1,157,247 for the third quarter of 1995. Operating expenses in the first nine months of 1995 included a $600,000 increase in the allowance for loan losses and a $334,238 net loss from foreclosed property held for sale. General administrative expenses decreased $256,536 to $344,725 for the first nine months of 1996 from $601,261 for the first nine months of 1995 due primarily to a reduction in costs associated with the Company's proposed restructuring into a limited liability company. As a result, operating expenses decreased $1,190,774 to $344,725 for the first nine months of 1996 from $1,535,499 for the first nine months of 1995.

        Net investment income increased to $872,881, or $.19 per share, for the third quarter of 1996 from a $183,720 net loss, or $.04 loss per share, for the third quarter of 1995 as a result of the items discussed above. Net investment income increased to $2,549,577, or $.56 per share, for the first nine months of 1996 from $1,315,427, or $.29 per share for the first nine months of 1995 as a result of the items discussed above.

        Management reviews, on a regular basis, factors which adversely affect its mortgage loans, including occupancy levels, rental rates and property values. It is possible that economic conditions in Southeast Michigan and the nation in general may adversely affect the recoverability of the Company's loans. The Company believes that the allowance for loan losses of $1,600,000 at September 30, 1996 is at a level that is sufficient to absorb probable credit losses in the mortgage loan portfolio.

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

        On August 1, 1995, the sale of this property was consummated. In accordance with the terms of the purchase agreement, the Company received $100,000 of the purchase price at the August 1, 1995 settlement date. The remaining $455,000 of the purchase price will be paid, pursuant to the terms of a mortgage note bearing interest at 10% per annum, in monthly installments of principal and interest of $4,889 commencing in September 1995 until maturity in August 2000, at which time the remaining unpaid principal of approximately $375,000 is due. The mortgage note is guaranteed by the borrower and may be prepaid in whole or in part at any time. The net loss from foreclosed property held for sale totaled $334,238 for the nine months ended September 30, 1995 and was largely attributable to a $314,421 increase in the valuation provision.

        During 1994, the Company reached settlements with the guarantors of the foreclosed loan aggregating $320,000. These settlements are payable over four to eight years, with interest rates ranging from non-interest bearing to 7.5%. Income from settlements is recorded as miscellaneous income when received and totaled $9,450 and $28,350 for the three and nine months ended September 30, 1996 and $9,450 and $52,450 for the three and nine months ended September 30, 1995, respectively.

Liquidity and Capital Resources

        Funds that have not yet been invested in mortgage loans are primarily invested in marketable mortgage-backed securities until needed for the Company's operations or investments in mortgage loans. Income and principal received with respect to the Company's investment in mortgage loans are also invested in marketable securities pending distribution to shareholders in the form of dividends or reinvestment in mortgage loans. At September 30, 1996, the Company had $25,535,682 invested in net mortgage loans, $8,407,322 invested in marketable mortgage-backed securities, $7,005,480 invested in U.S. Treasury Notes and $1,740,954 invested in money market funds. The Company does not invest in high-risk mortgage-backed securities, such as interest only strips or residual tranches. However, there can be no assurance that cash flows will materialize as scheduled as a result of prepayments of the underlying mortgages or that the proceeds can be invested in securities that will provide comparable yields.

        At September 30, 1996, the Company had outstanding loan commitments aggregating $439,760. The source of funds to satisfy these commitments will be the Company's marketable securities. The Company anticipates that its sources of cash are more than adequate to meet its liquidity needs.

        The Company expects to invest the balance of its available assets in mortgage loans to real estate projects during the balance of 1996 and 1997; however, management will continue its prudent approach of approving funding only of those loans which meet appropriate underwriting criteria.

        The Company's Board of Directors gave its approval for a proposed restructuring of the Company into a limited liability company ("LLC") and the generation of additional capital through the LLC. The Company expects to raise new capital of $27.5 million through the private placement of securities by the LLC. Distributions to current company shareholders under the proposed LLC restructuring are expected to remain consistent with current levels. At September 30, 1996, $724,000 of professional fees have been incurred in connection with this transaction, of which $362,000 have been deferred. A special meeting of shareholders is scheduled for December 6, 1996 for the purpose of voting upon the approval and adoption of the proposed restructuring. If approved, the proposed restructuring is anticipated to be consummated as soon as practicable thereafter.

        The Company's policy is to declare and pay cash dividends on a quarterly basis. The Company paid dividends totaling $.11 per share during the first nine months of 1996, all of which was ordinary income to shareholders. The Company did not declare a dividend in the second and third quarters of 1996 as a result of the circumstances discussed in Note 10 to the Financial Statements. The Company paid dividends totaling $.27 per share during the first nine months of 1995.

                                   SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    METROPOLITAN REALTY CORPORATION



Dated: November 14, 1996            By: /s/ Jay B. Rising
                                        ---------------------------
                                        Jay B. Rising, President
                                    (Chief Executive Officer and
                                     Chief Financial Officer)



                                    By: /s/ Russell P. Flynn
                                        ---------------------------
                                        Russell P. Flynn, Treasurer